Form 10QSB
period 2002-12-31
ZEN POTTERY EQUIPMENT INC
filed 2003-02-13
CIK 1145061

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002

                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


        For the transition period from _______________ to ______________.


                           Commission File No. 0-50154
                                               -------


                           ZEN POTTERY EQUIPMENT, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Colorado                                             84-1169517
-----------------------------                         --------------------------
(State or other jurisdiction                          (IRS Employer File Number)
    of incorporation)

  77 Lipan Street, Denver, CO                                           80223
 ----------------------------------------                             ----------
 (Address of principal executive offices)                             (Zip Code)

                                 (303) 825-4570
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No
                                        ---      ---
The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of December 31, 2002 were 10,150,500 common shares.

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc, its predecessors and its subsidiaries.

ITEM 1 FINANCIAL INFORMATION
PART 1 FINANCIAL STATEMENTS

                           ZEN POTTERY EQUIPMENT, INC.
                          Index to Financial Statements
                                                                            Page
                                                                            ----


Condensed Balance Sheet at December 31, 2002 (unaudited) ...................  3

Condensed Statements of Operations for the six and three months ended
     December 31, 2002 and 2001 (unaudited) ................................  4

Condensed Statements of Cash Flows for the six months ended
     December 31, 2002 and 2001 (unaudited) ................................  5

Notes to Condensed Financial Statements ....................................  6

                           ZEN POTTERY EQUIPMENT, INC.
                             Condensed Balance Sheet
                                December 31, 2002
                                   (Unaudited)


 Assets
Current assets:
    Cash .........................................................     $ 53,149
    Accounts receivable ..........................................        1,757
    Materials inventory, at the lower of cost or market ..........        1,288
    Prepaid expenses .............................................           87
                                                                       --------

                  Total current assets ...........................     $ 56,281
                                                                       ========

                       Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................     $  1,944
                                                                       --------
                  Total current liabilities ......................        1,944
                                                                       --------

Shareholders' equity:
    Preferred stock ..............................................         --
    Common stock .................................................       10,151
    Additional paid-in capital ...................................       72,982
    Retained loss ................................................      (28,796)
                                                                       --------

                  Total shareholders' equity .....................       54,337
                                                                       --------

                                                                       $ 56,281
                                                                       ========

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                          For the Six Months Ended       For the Three Months Ended
                                                               December 31,                     December 31,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Product sales:
    Related party (Note 2) ..........................   $      1,093    $      4,057    $      1,093    $      1,640
    Other ...........................................         10,540           9,386           3,233           5,056
                                                        ------------    ------------    ------------    ------------
                   Total product sales ..............         11,633          13,443           4,326           6,696

Cost of product sales ...............................          9,531           8,916           4,060           4,172
                                                        ------------    ------------    ------------    ------------
                   Gross profit .....................          2,102           4,527             266           2,524

Other costs and expenses:
    General and administrative ......................         11,137           3,672           6,298           1,023
    Research and development (Note 4) ...............          8,000            --             8,000            --
    Rent expense, related party (Note 2) ............          2,700           2,700           1,350           1,350
    Contributed services, related party (Note 2) ....          2,250           2,250           1,125           1,125
                                                        ------------    ------------    ------------    ------------
                      Total other costs and expenses:         24,087           8,622          16,773           3,498

Income before income taxes ..........................        (21,985)         (4,095)        (16,507)           (974)

Income tax provision (Note 4) .......................           --              --              --              --
                                                        ------------    ------------    ------------    ------------

                   Net loss .........................   $    (21,985)   $     (4,095)   $    (16,507)   $       (974)
                                                        ============    ============    ============    ============

Basic and diluted loss per share ....................   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                        ============    ============    ============    ============

Weighted average common shares outstanding ..........     10,150,500      10,000,000      10,150,500      10,000,000
                                                        ============    ============    ============    ============

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                       December 31,
                                                                                   --------------------
                                                                                     2002        2001
                                                                                   --------    --------
                     Net cash provided by (used in)
                         operating activities ..................................   $(19,547)   $ (4,983)
                                                                                   --------    --------

Cash flows from financing activities:
    Proceeds from  the sale of common stock (Note 3) ...........................       --        75,250
    Cash paid for ffering costs ................................................       --        (2,577)
                                                                                   --------    --------
                     Net cash provided by
                         financing activities ..................................       --        72,673
                                                                                   --------    --------

                     Net change in cash ........................................    (19,547)     67,690

    Cash, beginning of period ..................................................     72,696         564
                                                                                   --------    --------

    Cash, end of period ........................................................   $ 53,149    $ 68,254
                                                                                   ========    ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Income taxes ............................................................   $   --      $   --
                                                                                   ========    ========
       Interest ................................................................   $   --      $   --
                                                                                   ========    ========

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                     Notes To Condensed Financial Statements
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2002 as filed in its Form 10-SB and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE 2: RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2002 and 2001, the Company incurred expenses of $2,700 and $2,700 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and services, which reflects the full fair value for such services. Of these amounts, $-0- was unpaid at December 31, 2002 and reflected as due to Mile Hi.

The Company sold products totalling $1,093 and $4,057, respectively, to Mile Hi during the six months ended December 31, 2002 and 2001. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from Mile Hi at December 31, 2002 was $-0-.

During the six months ended December 31, 2002 and 2001, the Company incurred $2,250 and 2,250 in management's time and effort, of which $-0- is reflected as due to Mile Hi at December 31, 2002.

NOTE 3: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 4: RESEARCH AND DEVELOPMENT

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $8,000 and $-0- during the six months ended December 31, 2002 and 2001.

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations:

     Cautionary Statement Regarding Forward-looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Zen Pottery Equipment, Inc. ("Zen") and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Zen, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that are outside Zen's and/or management's control. Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances. These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Zen; (ii) the products and services may not be marketed effectively by Zen; (iii) potential customers may find other products and services more suitable for the applications marketed by Zen; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Zen and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

     Results of Operations:

GENERAL

     Our results of operations have been and will probably continue to be subject to variations. The results for a particular period may vary as a result of a number of factors. These include: * the overall state of the pottery segment of the economy, * the development status of and demand for our products,
* economic conditions in our markets, (degree)the timing of orders, * the timing of expenditures in anticipation of future sales, * the mix of products sold by us, * the introduction of new products, * product enhancements by us or our competitors, and * pricing and other competitive conditions.


GENERAL

     The following discussion involves our results of operations for the three months ended December 31, 2002 and for the six months ended December 31, 2002

RESULTS OF OPERATIONS

     Our revenues decreased to $4,326 for the three months ended December 31, 2002 from $6,696 for the three months ended December 31, 2001. Our revenues decreased to $11,633 for the six months ended December 31, 2002 from $13,443 for the six months ended December 31, 2001. The most recent fiscal quarter saw a decrease in product sales from the comparable period in the previous year, which was reflected in our lower revenue.

     Costs of products sales include all direct costs incurred in the manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit.

     Gross profit from operations was $266 for the three months ended December 31, 2002, a decrease from $2,524 for the three months ended December 31, 2001. Gross profit from operations was $2,102 for the six months ended December 31, 2002, a decrease from $4,527 for the six months ended December 31, 2001.

     General and administrative expenses constitute the principal part of our other costs and expenses. .Our general and administrative costs increased to $6,298 for the three months ended December 31, 2002 from $1,023 for the three months ended December 31, 2001. Our general and administrative costs increased to $11,137 for the six months ended December 31, 2002 from $3,672 for the six months ended December 31, 2001. The principal reason for this increase was the legal and accounting costs associated with becoming a reporting public company. We also had research and development costs of $8,000 in 2002, which are associated with the development of a new product.

     We had a net loss of $16,507 for the three months ended December 31, 2002, compared to a net loss of $974 for the three months ended December 31, 2001. We had a net loss of $21,985 for the six months ended December 31, 2002, compared to a net loss of $4,095 for the six months ended December 31, 2001. These net losses translate into less than $.01 per share for all relevant periods.

     Our revenues have been lower for the second fiscal quarter of 2002 as compared to the second fiscal quarter of 2001. We believe that this reflects the general slowdown in the economy. In the third quarter, we anticipate seeing increased activity, which should correspond to an increase in revenues as the fiscal year progresses. We are looking at developing another product line to increase sales. However, we do not believe that will be profitable for the fourth quarter or for the fiscal year unless our product sales increase substantially..

Liquidity and Capital Resources

     Cash at December 31, 2002 was $53,149, compared to $68,254 at December 31, 2001.

     Our Net Cash Used in Operating Activities increased to $19,547 for the six months ended December 31, 2002, compared to $4,983 for the six months ended December 31, 2001.

     Our Net Cash Provided by Financing Activities was $-0- for the six months ended December 31, 2002, compared to $72,673 for the six months ended December 31, 2001. We completed an offering during the fiscal year ended June 30, 2002, which raised a total of $75,250.

     We have not been profitable for the last two years and for the first half of 2002, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our customer base and, consequently, our revenues. We plan to look into a new product line to expand our customer base. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during these periods, although we have concluded no acquisitions and have spoken with no potential candidates.

     We feel that we have inadequate working capital to pursue any business opportunities other than seeking additional customers or an acquisition candidate. During the next twelve months, we plan to investigate another offering of our securities, whether through a private placement or a public offering. At the present time, we have no firm arrangements with regard to either type of offering. We do not intend to pay dividends in the foreseeable future. Otherwise, we have made no current capital or purchase commitments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

SEASONALITY

     We do not expect our sales to be impacted by seasonal demands for our products or services.

OVERVIEW AND RECENT DEVELOPMENTS

     We are in the business of manufacturing, for sale to the public, a pottery kiln known as the Zen Raku Kiln.

     We were incorporated under the laws of the State of Colorado on April 19, 1991. We have had active operations since the date of our incorporation.

     In the fiscal year ended June 30, 2002, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under the exemption of the federal securities laws. We raised a total of $75,250 in this offering.

ACCOUNTING POLICIES AND PRACTICES

     We recognize revenue on the delivery of our product to our customers. Our net sales are made up of sales to our customers net of any returns. We do not sell on consignment and offer returns only in those isolated instances when our products are damaged and do not meet the customer's written specifications.

     The following describes the line items set forth in our statements of operation:

     Net Sales. We recognize revenue from sales upon delivery of the product to the customer. We sell pottery kilns.

     Cost of Goods Sold. Our cost of goods sold include the cost of raw material, direct labor, and direct material, along with the cost of products we purchase and then resell to our customers.

     Selling Expenses. These expenses include salaries and benefits of sales personnel, and incentives paid to independent dealers for the sale of our products.

     General and administrative expenses. These expenses include executive salaries and benefits, marketing costs, travel and facilities costs.

     Research and development expenses. We had a total of $8,000 in expenses as of December 31, 2002.

                           PART II-OTHER INFORMATION:

ITEM 1. Legal Proceedings:

     There are no legal proceedings of a material nature to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in his capacity as such.

ITEM 2.    Changes in Securities and Use of Proceeds. None.

ITEM 3.    Defaults upon Senior Securities. None.

ITEM 4.    Submission of Matters to a Vote of Security Holders. None

ITEM 5.    Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K:
      (a) Exhibit 99.1 Certification of Chief Executive Officer, Zen Zachariah Pool, III, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
      (b) Exhibit 99.2 Certification of Chief Financial Officer, Walter Nathan, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

        We filed no reports on Form 8-K as of the most recent fiscal quarter.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                ZEN POTTERY EQUIPMENT, INC.



Dated:    2/13/03
            By:  /s/ Zen Zachariah Pool, III
                --------------------------------------------------------------
                Zen Zachariah Pool, III, Chief Executive Officer and President

Dated:    2/13/03
            By: /s/ Walter Nathan
                --------------------------------------------------------------
                Walter Nathan, Chief Financial and Accounting Officer

                                 CERTIFICATIONS

     I, Zen Zachariah Pool, III, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Zen Pottery Equipment, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: 2/13/03
                                                     /s/ Zen Zachariah Pool, III
                                                     ---------------------------
                                                     Zen Zachariah Pool, III,
                                                     Chief Executive Officer


     I, Walter Nathan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Zen Pottery Equipment, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  2/13/03
                                                         /s/ Walter Nathan
                                                         -----------------------
                                                         Walter Nathan,
                                                         Chief Financial Officer