Form 10QSB/A
period 2002-12-31
ZEN POTTERY EQUIPMENT INC
filed 2003-05-02
CIK 1145061

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 1

                                       To

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2002

     or

() Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

ITEM 1. Financial Information

                           PART 1 FINANCIAL STATEMENTS


                          ZEN POTTERY EQUIPMENT, INC.
                       Index to Financial Statements
                                                                            Page
                                                                            ----

Condensed Balance Sheet at December 31, 2002 (unaudited) ..................   3

Condensed Statements of Operations for the six and three months ended
     December 31, 2002 and 2001 (unaudited) ...............................   4

Condensed Statements of Cash Flows for the six months ended
     December 31, 2002 and 2001 (unaudited) ...............................   5

Notes to Condensed Financial Statements ...................................   6

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
                                                                       --------

                                                                       $ 56,281
                                                                       ========


            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                          For the Six Months Ended       For the Three Months Ended
                                                                 December 31,                   December 31,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Product sales:
    Related party (Note 2) ..........................   $      1,093    $      4,057    $      1,093    $      1,640
    Other ...........................................         10,540           9,386           3,233           5,056
                                                        ------------    ------------    ------------    ------------
                   Total product sales ..............         11,633          13,443           4,326           6,696

Cost of product sales ...............................         10,206           8,916           4,398           4,510
                                                        ------------    ------------    ------------    ------------
                   Gross profit .....................          1,427           4,527             (72)          2,186

Other costs and expenses:
    General and administrative ......................         11,137           3,672           6,298           1,023
    Research and development (Note 4) ...............          8,000            --             8,000            --
    Rent expense, related party (Note 2) ............          2,025           2,700           1,012           1,012
    Contributed services, related party (Note 2) ....          2,250           2,250           1,125           1,125
                                                        ------------    ------------    ------------    ------------
                      Total other costs and expenses:         23,412           8,622          16,435           3,160

Income before income taxes ..........................        (21,985)         (4,095)        (16,507)           (974)

Income tax provision (Note 4) .......................           --              --              --              --
                                                        ------------    ------------    ------------    ------------

                   Net loss .........................   $    (21,985)   $     (4,095)   $    (16,507)   $       (974)
                                                        ============    ============    ============    ============

Basic and diluted loss per share ....................   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                        ============    ============    ============    ============

Weighted average common shares outstanding ..........     10,150,500      10,150,500      10,150,500      10,150,500
                                                        ============    ============    ============    ============

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          For the Six Months Ended
                                                                December 31,
                                                       -----------------------------
                                                         2002                 2001
                                                       --------             --------
                     Net cash provided by (used in)
                         operating activities ......   $(19,547)            $ (4,983)
                                                       --------             --------

Cash flows from financing activities:
    Proceeds from  the sale of common stock (Note 3)       --                 75,250
    Cash paid for ffering costs ....................       --                 (2,577)
                                                       --------             --------
                     Net cash provided by
                         financing activities ......       --                 72,673
                                                       --------             --------

                     Net change in cash ............    (19,547)              67,690

    Cash, beginning of period ......................     72,696                  564
                                                       --------             --------

    Cash, end of period ............................   $ 53,149             $ 68,254
                                                       ========             ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ................................   $   --               $   --
                                                       ========             ========
       Interest ....................................   $   --               $   --
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

NOTE 2: RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2002 and 2001, the Company incurred expenses of $2,700 and $2,700 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and services. Both the rent and services were valued, in good faith, by the board of directors. The rent was based on rates for similar space and services in the local area. Of these amounts, $-0- was unpaid at December 31, 2002 and reflected as due to Mile Hi.

The Company sold products totalling $1,093 and $4,057, respectively, to Mile Hi during the six months ended December 31, 2002 and 2001. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from Mile Hi at December 31, 2002 was $-0-.

During the six months ended December 31, 2002 and 2001, the Company incurred $2,250 and 2,250 in management's time and effort, of which $-0- is reflected as due to Mile Hi at December 31, 2002. The time and effort was valued, in good faith, by the board of directors. The hourly rate at which the time and effort was charged was based on prevailing wage rates for similar services in the local area. The number of hours worked was based on actual time logged.

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

     Results of Operations:

OVERVIEW

     We manufacture our kiln for resale at a Company-leased facility in Denver, Colorado. This is a 40,000 square foot facility which is owned in part by our President. The facilities which we use are considered adequate for our present and foreseeable purposes. The other operations in this building are Mile Hi Ceramics, a company owned 51% by our President. There is an oral understanding between the two entities regarding the common use of the facilities. Our kiln is manufactured under contract with Mile Hi Ceramics, the company owned by our President. We also sell products from time to time to Mile Hi Ceramics, which, in turn, resells the products to its customers.

     Our kiln is manufactured through an assembly process in our Company-leased facility by employees of Mile Hi Ceramics. There are three components to the kiln: the insulation; the metal shell; and the burner assembly. We purchase the insulation, already formed, from a third party, Rex Roto, of Flowerville, Michigan, under an oral contract. We purchase metal sheets for the metal shells from various third parties as needed from time to time under oral contracts. We purchase our burner assembly from Metro Gas, of Denver, Colorado under an oral contract. We purchase these components in amounts which we believe are sufficient to have inventory for our assembly process. All of the component parts are readily available.

     Our kiln is suitable for firing most varieties of pottery which may be produced individually, as opposed to a mass production basis.

     Our basic plan is to increase our operations, increase advertising in industry publications, develop new models for sale, and increase the our dealer base. We market our products by direct mail and through manufacturer's representatives. One of our principal representatives is National Art Supply Company, which advertises our product in their catalogue. In addition, we place advertisements in national publications, such as Ceramics Monthly and Clay Times. We sell product predominately through our manufacturer's representatives, including Mile Hi Ceramics.

     All operational decisions will be made solely by our management. Our management has had extensive experience in this business.

GENERAL

     Our results of operations have been and will probably continue to be subject to variations. The results for a particular period may vary as a result of a number of factors. These include: the overall state of the pottery segment of the economy, the development status of and demand for our products, economic conditions in our markets, (degree)the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by us, the introduction of new products, product enhancements by us or our competitors, and pricing and other competitive conditions.

     The following discussion involves our results of operations for the three months ended December 31, 2002 and for the six months ended December 31, 2002

RESULTS OF OPERATIONS

     Our revenues decreased to $4,326 for the three months ended December 31, 2002 from $6,696 for the three months ended December 31, 2001. Our revenues decreased to $11,633 for the six months ended December 31, 2002 from $13,443 for the six months ended December 31, 2001. The principal decrease was in the comparable three month periods. The most recent fiscal quarter saw a decrease in product sales from the comparable period in the previous year, which was reflected in our lower revenue. This decrease came because we recorded sales of seven kilns in the three months ended December 31, 2002, compared to sales of 12 kilns in the three months ended December 31, 2001. All prices for the kilns remained the same. All sales in both periods were at our wholesale price.

     Costs  of  products   sales  include  all  direct  costs  incurred  in  the
manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit.

     Gross loss from operations was $72 for the three months ended December 31, 2002, a decrease from gross profit of $2,186 for the three months ended December 31, 2001. Gross profit from operations was $1,427 for the six months ended December 31, 2002, a decrease from $4,527 for the six months ended December 31, 2001. The principal decrease was in the comparable three month periods. Our gross margin decreased because we recorded more kilns sales at wholesale in the three months ended December 31, 2001, compared to the three months ended December 31, 2002. We had actually sold kilns whose sales were not recorded by December 31, 2002. As a result, our cost of sales was disproportionately higher for the periods ended December 31, 2002.

     General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative costs increased to $6,298 for the three months ended December 31, 2002 from $1,023 for the three months ended December 31, 2001. Our general and administrative costs increased to $11,137 for the six months ended December 31, 2002 from $3,672 for the six months ended December 31, 2001. The principal reason for this increase was the legal and accounting costs associated with becoming a reporting public company. We also had research and development costs of $8,000 in 2002, which are associated with the development of a new product.

     We had a net loss of $16,507 for the three months ended December 31, 2002, compared to a net loss of $974 for the three months ended December 31, 2001. We had a net loss of $21,985 for the six months ended December 31, 2002, compared to a net loss of $4,095 for the six months ended December 31, 2001. These net losses translate into less than $.01 per share for all relevant periods.

     Our revenues have been lower for the second fiscal quarter of 2002 as compared to the second fiscal quarter of 2001. We believe that this reflects the general slowdown in the economy. In the third quarter, we anticipate seeing increased activity, which should correspond to an increase in revenues as the fiscal year progresses. We are looking at developing another product line toincrease sales. However, we do not believe that will be profitable for the fourth quarter or for the fiscal year unless our product sales increase substantially..

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

ITEM 3. Controls and Procedures:

     Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accord with SEC requirements, the President and Chief Financial
Officer notes that, since the date of the evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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



Dated:    APRIL 30, 2003

            By:  /s/ Zen Zachariah Pool, III
                --------------------------------------------------------------
                Zen Zachariah Pool, III, Chief Executive Officer and President

Dated:    APRIL 30, 2003

            By: /s/ Walter Nathan
                --------------------------------------------------------------
                Walter Nathan, Chief Financial and Accounting Officer

                                 CERTIFICATIONS


I, Zen Zachariah Pool, III, certify that:

1. I have reviewed this amended report on Form 10-QSB of Zen Pottery Equipment, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Zen Pottery Equipment, Inc. as of, and for, the periods presented in the report;

4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Zen Pottery Equipment, Inc and have:

     i.   Designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to Zen Pottery Equipment, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     ii. Evaluated the effectiveness of Zen Pottery Equipment, Inc's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

     iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I and the other certifying officer have disclosed, based on our most recent evaluation, to the Zen Pottery Equipment, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect Zen Pottery Equipment, Inc.'s ability to record, process, summarize and report financial data and have identified for Zen Pottery Equipment, Inc.'s auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: APRIL 30, 2003
                                                    /s/ Zen Zachariah Pool, III
                                                    ---------------------------
                                                    Zen Zachariah Pool, III,
                                                    Chief Executive Officer

      I, Walter Nathan, certify that:

1. I have reviewed this amended report on Form 10-QSB of Zen Pottery Equipment, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Zen Pottery Equipment, Inc. as of, and for, the periods presented in the report;

4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Zen Pottery Equipment, Inc and have:

     iv.  Designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to Zen Pottery Equipment, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     v. Evaluated the effectiveness of Zen Pottery Equipment, Inc's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

     vi. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I and the other certifying officer have disclosed, based on our most recent evaluation, to the Zen Pottery Equipment, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     i. All significant deficiencies in the design or operation of internal controls which could adversely affect Zen Pottery Equipment, Inc.'s ability to record, process, summarize and report financial data and have identified for Zen Pottery Equipment, Inc.'s auditors any material weaknesses in internal controls; and

     ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  APRIL 30, 2003
                                                         /s/ Walter Nathan
                                                         -----------------------
                                                         Walter Nathan,
                                                         Chief Financial Officer