Form 10QSB
period 2003-03-31
ZEN POTTERY EQUIPMENT INC
filed 2003-05-13
CIK 1145061

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

     or

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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of March 31, 2003 were 10,150,500 common shares.

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc, its predecessors and its subsidiaries.

ITEM 1 FINANCIAL INFORMATION
----------------------------

PART 1 FINANCIAL STATEMENTS

                           ZEN POTTERY EQUIPMENT, INC.
                          Index to Financial Statements


                                                                            Page
                                                                            ----
Condensed Balance Sheet at March 31, 2003 (unaudited) .....................   3

Condensed Statements of Operations for the nine and three months ended
     March 31, 2003 and 2002 (unaudited) ..................................   4

Condensed Statements of Cash Flows for the nine months ended
     March 31, 2003 and 2002 (unaudited) ..................................   5

Notes to Condensed Financial Statements ...................................   6

                           ZEN POTTERY EQUIPMENT, INC.
                             Condensed Balance Sheet
                                 March 31, 2003
                                   (Unaudited)




                                     Assets
Current assets:
    Cash .........................................................     $ 50,739
    Accounts receivable ..........................................        1,156
    Materials inventory, at the lower of cost or market ..........        4,201
    Prepaid expenses .............................................           27
                                                                       --------

                  Total current assets ...........................     $ 56,123
                                                                       ========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................     $  6,596
                                                                       --------
                  Total current liabilities ......................        6,596
                                                                       --------

Shareholders' equity:
    Preferred stock ..............................................         --
    Common stock .................................................       10,151
    Additional paid-in capital ...................................       72,982
    Retained loss ................................................      (33,606)
                                                                       --------

                  Total shareholders' equity .....................       49,527
                                                                       --------

                                                                       $ 56,123
                                                                       ========

            See accompanying notes to condensed financial statements

                          ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                  (Unaudited)
                                                         For the Nine Months Ended       For the Three Months Ended
                                                                 March 31,                       March 31,
                                                        ----------------------------    ----------------------------
                                                            2003           2002            2003            2002
                                                        ------------    ------------    ------------    ------------
Product sales:
    Related party (Note 2) ..........................   $      1,477    $      7,239    $        384    $      3,182
    Other ...........................................         15,940          10,328           5,400             942
                                                        ------------    ------------    ------------    ------------
                   Total product sales ..............         17,417          17,567           5,784           4,124

Cost of product sales ...............................         12,757          12,226           3,226           3,310
                                                        ------------    ------------    ------------    ------------
                   Gross profit .....................          4,660           5,341           2,558             814

Other costs and expenses:
    General and administrative ......................         20,417           8,475           7,030           2,553
    Research and development (Note 4) ...............          8,000            --              --              --
    Rent expense, related party (Note 2) ............          3,038           3,038             338             338
                                                        ------------    ------------    ------------    ------------
                      Total other costs and expenses:         31,455          11,513           7,368           2,891

Income before income taxes ..........................        (26,795)         (6,172)         (4,810)         (2,077)

Income tax provision (Note 4) .......................           --              --              --              --
                                                        ------------    ------------    ------------    ------------

                   Net loss .........................   $    (26,795)   $     (6,172)   $     (4,810)   $     (2,077)
                                                        ============    ============    ============    ============

Basic and diluted loss per share ....................   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                        ============    ============    ============    ============

Weighted average common shares outstanding ..........     10,150,500      10,150,500      10,150,500      10,150,500
                                                        ============    ============    ============    ============

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                                 For the Nine Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     2003        2002
                                                                                   --------    --------
                     Net cash provided by (used in)
                         operating activities ..................................   $(21,957)   $ (5,389)
                                                                                   --------    --------

Cash flows from financing activities:
    Proceeds from  the sale of common stock (Note 3) ...........................       --        75,250
    Cash paid for offering costs ...............................................       --        (2,577)
                                                                                   --------    --------
                     Net cash provided by
                         financing activities ..................................       --        72,673
                                                                                   --------    --------

                     Net change in cash ........................................    (21,957)     67,284

    Cash, beginning of period ..................................................     72,696         564
                                                                                   --------    --------

    Cash, end of period ........................................................   $ 50,739    $ 67,848
                                                                                   ========    ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Income taxes ............................................................   $   --      $   --
                                                                                   ========    ========
       Interest ................................................................   $   --      $   --
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

Note 2: Related Party Transactions

During the nine months ended March 31, 2003 and 2002, the Company incurred expenses of $2,700 and $2,700 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and services. Both the rent and services were valued, in good faith, by the board of directors. The rent was based on rates for similar space and services in the local area. Of these amounts, $-0- was unpaid at March 31, 2003 and reflected as due to Mile Hi.

The Company sold products totalling $1,477 and $7,239, respectively, to Mile Hi during the nine months ended March 31, 2003 and 2002. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from Mile Hi at March 31, 2003 was $-0-.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Note 4: Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $8,000 and $-0- during the nine months ended March 31, 2003 and 2002.

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

     Our kiln is manufactured through an assembly process in our Company-leased facility by employees of Mile Hi Ceramics. There are three components to the kiln: the insulation; the metal shell; and the burner assembly. We purchase the insulation, already formed, from a third party, Rex Roto, of Flowerville, Michigan under an oral contract. We purchase metal sheets for the metal shells from various third parties as needed from time to time under oral contracts. We purchase our burner assembly from Metro Gas, of Denver, Colorado under an oral contract. We purchase these components in amounts which we believe are sufficient to have inventory for our assembly process. All of the component parts are readily available.

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

     The following discussion involves our results of operations for the nine months ended March 31, 2003

RESULTS OF OPERATIONS

     Our revenues were $17,417 for the nine months ended March 31, 2003, compared to $17,567 for the nine months ended March 31, 2002. Our revenues were $5,784 for the three months ended March 31, 2003, compared to $4,124 for the three months ended March 31, 2002. The revenues were comparable for both periods. All prices for the kilns remained the same. All sales in both periods were at our wholesale price.

     Costs  of  products   sales  include  all  direct  costs  incurred  in  the
manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit.

     Gross profit from operations was $4,660 for the nine months ended
March 31, 2003, a slight decrease from $5,341 for the nine months ended March 31, 2002. The decrease was as a result of slightly higher merchandise costs in the most recent period. Gross profit from operations was $2,558 for the three months ended March 31, 2003, a significant increase from $814 for the three months ended March 31, 2002. The increase came as a result of booking sales from the prior quarter, which were not finalized in that quarter.

     General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative costs increased to $20,417 for the nine months ended March 31, 2003 from $8,475 for the nine months ended March 31, 2002. Our general and administrative costs increased to $7,030 for the three months ended March 31, 2003 from $2,553 for the three months ended March 31, 2002. The principal reason for this increase was the legal and accounting costs associated with becoming a reporting public company.
We also had research and development costs of $8,000 for the nine months ended March 31, 2003, which are associated with the development of a new product.

     We had a net loss of $26,795 for the nine months ended March 31, 2003, compared to a net loss of $6,172 for the nine months ended March 31, 2002. We had a net loss of $4,810 for the three months ended March 31, 2003, compared to a net loss of $2,077 for the three months ended March 31, 2002. These net losses are directly related to increased general and administrative costs, which we believe will be non-recurring. The losses translate into less than $.01 per share for the relevant periods.

     Our revenues have been comparable for both the nine months and most recent three months of 2003 as compared to 2002. In the fourth quarter, we anticipate seeing increased activity, which should correspond to an increase in revenues as the fiscal year progresses. We are looking at developing another product line to increase sales. However, we do not believe that will be profitable for the fourth quarter or for the fiscal year unless our product sales increase substantially..

Liquidity and Capital Resources

     Cash at March 31, 2003 was $50,739, compared to $67,848 at March 31, 2002.

     Our Net Cash Used in Operating Activities increased to $21,957 for the nine months ended March 31, 2003, compared to $5,389 for the nine months ended March 31, 2002.

     Our Net Cash From Financing Activities was $-0- for the nine months ended March 31, 2003, compared to $72,673 for the nine months ended March 31, 2002. We completed an offering during the fiscal year ended June 30, 2003, which raised a total of $75,250.

     We have not been profitable for the last two years and for the nine months of 2003, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our customer base and, consequently, our revenues. We plan to look into a new product line to expand our customer base. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during these periods, although we have concluded no acquisitions and have spoken with no potential candidates.

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

     In the fiscal year ended June 30, 2003, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under the exemption of the federal securities laws. We raised a total of $75,250 in this offering.

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

     Research and development expenses. We had a total of $8,000 in expenses as of the nine months ended March 31, 2003.

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

ITEM 3.    Defaults upon Senior Securities. None.

ITEM 4.    Submission of Matters to a Vote of Security Holders. None

ITEM 5.    Other Information. None.

ITEM 6.    Exhibits and Reports on Form 8-K:


          (a) Exhibit 99.1 Certification of Chief Executive Officer, Zen Zachariah Pool, III, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2003.

          (b) Exhibit 99.2 Certification of Chief Financial Officer, Walter Nathan, pursuant to 18 USC Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2003.

     We filed no  reports  on Form  8-K as of the most  recent  fiscal quarter

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                ZEN POTTERY EQUIPMENT, INC.



Dated:    MAY 13, 2003

            By:  /s/ Zen Zachariah Pool, III
                --------------------------------------------------------------
                Zen Zachariah Pool, III, Chief Executive Officer and President

Dated:    MAY 13, 2003

            By: /s/ Walter Nathan
                --------------------------------------------------------------
                Walter Nathan, Chief Financial and Accounting Officer

                                 CERTIFICATIONS


I, Zen Zachariah Pool, III, certify that:

1.   I have reviewed this report on Form 10-QSB of Zen Pottery Equipment, Inc.;

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




Date: MAY 13, 2003
                                                    /s/ Zen Zachariah Pool, III
                                                    ---------------------------
                                                    Zen Zachariah Pool, III,
                                                    Chief Executive Officer

      I, Walter Nathan, certify that:

1.   I have reviewed this report on Form 10-QSB of Zen Pottery Equipment, Inc.;

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



Date:  MAY 13, 2003
                                                         /s/ Walter Nathan
                                                         -----------------------
                                                         Walter Nathan,
                                                         Chief Financial Officer