Form 10QSB/A
period 2002-12-31
ZEN POTTERY EQUIPMENT INC
filed 2003-06-10
CIK 1145061

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 2

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

                           ZEN POTTERY EQUIPMENT, INC.
                             Condensed Balance Sheet
                                December 31, 2002
                                   (Unaudited)


 Assets
Current assets:
    Cash .........................................................     $ 53,149
    Accounts receivable ..........................................        1,757
    Materials inventory, at the lower of cost or market ..........        2,971
    Prepaid expenses .............................................           87
                                                                       --------

                  Total current assets ...........................     $ 57,964
                                                                       ========

                       Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................     $  1,944
                                                                       --------
                  Total current liabilities ......................        1,944
                                                                       --------

Shareholders' equity:
    Preferred stock ..............................................         --
    Common stock .................................................       10,151
    Additional paid-in capital ...................................       72,982
    Retained loss ................................................      (27,113)
                                                                       --------

                  Total shareholders' equity .....................       56,020
                                                                       --------

                                                                       $ 57,964
                                                                       ========

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                          For the Six Months Ended       For the Three Months Ended
                                                               December 31,                     December 31,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Product sales:
    Related party (Note 2) ..........................   $      1,093    $      4,057    $      1,093    $      1,640
    Other ...........................................         10,540           9,386           3,233           5,056
                                                        ------------    ------------    ------------    ------------
                   Total product sales ..............         11,633          13,443           4,326           6,696

Cost of product sales ...............................          8,523           9,591           4,398           4,510
                                                        ------------    ------------    ------------    ------------
                   Gross profit .....................          3,110           3,852             (72)          2,186

Other costs and expenses:
    General and administrative ......................         11,137           3,672           6,298           1,023
    Research and development (Note 4) ...............          8,000            --             8,000            --
    Rent expense, related party (Note 2) ............          2,025           2,025           1,012           1,012
    Contributed services, related party (Note 2) ....          2,250           2,250             450           1,125
                                                        ------------    ------------    ------------    ------------
                      Total other costs and expenses:         23,412           7,947          15,760           3,160

Income before income taxes ..........................        (20,302)         (4,095)        (15,832)           (974)

Income tax provision (Note 4) .......................           --              --              --              --
                                                        ------------    ------------    ------------    ------------

                   Net loss .........................   $    (20,302)   $     (4,095)   $    (15,832)   $       (974)
                                                        ============    ============    ============    ============

Basic and diluted loss per share ....................   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                        ============    ============    ============    ============

Weighted average common shares outstanding ..........     10,150,500      10,150,500      10,150,500      10,150,500
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

     Gross loss from operations was $72 for the three months ended December 31, 2002, a decrease from gross profit of $2,186 for the three months ended December 31, 2001. Gross profit from operations was $3,110 for the six months ended December 31, 2002, a decrease from $3,852 for the six months ended December 31, 2001. The decrease was insignificant. General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative costs increased to $6,298 for the three months ended December 31, 2002 from $1,023 for the three months ended December 31, 2001. Our general and administrative costs increased to $11,137 for the six months ended December 31, 2002 from $3,672 for the six months ended December 31, 2001. The principal reason for this increase was the legal and accounting costs associated with becoming a reporting public company. We also had research and development costs of $8,000 in 2002, which are associated with the development of a new product.

     We had a net loss of $15,832 for the three months ended December 31, 2002, compared to a net loss of $974 for the three months ended December 31, 2001. We had a net loss of $20,302 for the six months ended December 31, 2002, compared to a net loss of $4,095 for the six months ended December 31, 2001. These net losses translate into less than $.01 per share for all relevant periods.

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



Dated:    JUNE 6, 2003

            By:  /s/ Zen Zachariah Pool, III
                --------------------------------------------------------------
                Zen Zachariah Pool, III, Chief Executive Officer and President

Dated:    JUNE 6, 2003

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




Date: JUNE 6, 2003
                                                    /s/ Zen Zachariah Pool, III
                                                    ---------------------------
                                                    Zen Zachariah Pool, III,
                                                    Chief Executive Officer

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



Date:  JUNE 6, 2003
                                                         /s/ Walter Nathan
                                                         -----------------------
                                                         Walter Nathan,
                                                         Chief Financial Officer