Form 10QSB/A
period 2003-03-31
ZEN POTTERY EQUIPMENT INC
filed 2003-07-14
CIK 1145061

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 Amendment No. 1

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

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc., its predecessors and its subsidiaries.

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

                           ZEN POTTERY EQUIPMENT, INC.
                             Condensed Balance Sheet
                                 March 31, 2003
                                   (Unaudited)




                                     Assets
Current assets:
    Cash .........................................................     $ 50,739
    Accounts receivable ..........................................        1,156
    Materials inventory, at the lower of cost or market ..........        4,201
    Prepaid expenses .............................................           27
                                                                       --------

                  Total current assets ...........................     $ 56,123
                                                                       ========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................     $  5,246
    Accounts payable, related party(Note2)                                1,350
                                                                       --------

                  Total current liabilities ......................        6,596
                                                                       --------

Shareholders' equity:
    Preferred stock ..............................................         --
    Common stock .................................................       10,151
    Additional paid-in capital ...................................       72,982
    Retained loss ................................................      (33,606)
                                                                       --------

                  Total shareholders' equity .....................       49,527
                                                                       --------

                                                                        $ 56,123
                                                                       ========

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                   (Unaudited)
                                                         For the Nine Months Ended       For the Three Months Ended
                                                                 March 31,                       March 31,
                                                        ----------------------------    ----------------------------
                                                            2003           2002            2003            2002
                                                        ------------    ------------    ------------    ------------
Product sales:
    Related party (Note 2) ..........................   $      1,477    $      7,239    $        384    $     3,182
    Other ...........................................         15,940          10,328           5,400            942
                                                        ------------    ------------    ------------    ------------
                   Total product sales ..............         17,417          17,567           5,784          4,124

Cost of product sales ...............................         12,757          12,226           3,226          2,635
                                                        ------------    ------------    ------------    ------------
                   Gross profit .....................          4,660           5,341           2,558          1,489

Other costs and expenses:
    General and administrative ......................         20,417           8,475           7,030          3,228
    Research and development (Note 4) ...............          8,000            --              --              --
    Rent expense, related party (Note 2) ............          3,038           3,038             338            338
                                                        ------------    ------------    ------------    ------------
                      Total other costs and expenses:         31,455          11,513           7,368          3,566

Income before income taxes ..........................        (26,795)         (6,172)         (4,810)        (2,077)

Income tax provision (Note 4) .......................           --              --              --              --
                                                        ------------    ------------    ------------    ------------

                   Net loss .........................   $    (26,795)   $     (6,172)   $     (4,810)   $    (2,077)
                                                        ============    ============    ============    ============

Basic and diluted loss per share ....................   $      (0.00)   $      (0.00)   $      (0.00)   $     (0.00)
                                                        ============    ============    ============    ============

Weighted average common shares outstanding ..........     10,150,500      10,150,500      10,150,500     10,150,500
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

Note 2: Related Party Transactions

During the nine months ended March 31, 2003 and 2002, the Company incurred expenses of $3,038 and $3,038 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and services. Both the rent and services were valued, in good faith, by the board of directors. The rent was based on rates for similar space and services in the local area. Of these amounts, $1,350 was unpaid at March 31, 2003 and reflected as accounts payable, related party.

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

Note 5:  Reclassification

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2002 to confirm with the current presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

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

GENERAL

     Our results of operations have been and will probably continue to be subject to variations. The results for a particular period may vary as a result of a number of factors. These include: the overall state of the pottery segment of the economy, the development status of and demand for our products, economic conditions in our markets, (degree) the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by us, the introduction of new products, product enhancements by us or our competitors, and pricing and other competitive conditions.

     The following discussion involves our results of operations for the nine months and the three months ended March 31, 2003.

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

     Gross profit from operations was $4,660 for the nine months ended March 31, 2003, a slight decrease from $5,341 for the nine months ended March 31, 2002. The decrease was as a result of slightly higher merchandise costs in the most recent period. Gross profit from operations was $2,558 for the three months ended March 31, 2003.compared to $1,489 for the three months ended March 31, 2002. The gross profit was 44% of revenues for the three months ended March 31, 2003 and 36% of revenues for the three months ended March 31, 2002.

     General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative costs increased to $20,417 for the nine months ended March 31, 2003 from $8,475 for the nine months ended March 31, 2002. Our general and administrative costs increased to $7,030 for the three months ended March 31, 2003 from $2,553 for the three months ended March 31, 2002. The principal reason for this increase was the legal and accounting costs associated with becoming a reporting public company. We also had research and development costs of $8,000 for the nine months ended
March 31, 2003, which are associated with the development of a new product. We pay no salaries and do not employ sales representatives.

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

     In the fiscal year ended June 30, 2003, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under the exemption of the federal securities laws. We raised a total of $75,250 in this offering. We used approximately $7,000 for offering costs, approximately $8,000 for research and development, approximately $6,000 for marketing expenses, and approximately $10,000 for general and administrative expenses. We retain $50,739 in cash from the offering. We have raised no other funds in the past two fiscal years.


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



Dated:    JULY 14, 2003

            By:  /s/ Zen Zachariah Pool, III
                --------------------------------------------------------------
                Zen Zachariah Pool, III, Chief Executive Officer and President

Dated:    JULY 14, 2003

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

4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Zen Pottery Equipment, Inc. and have:

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




Date: JULY 14, 2003
                                                    /s/ Zen Zachariah Pool, III
                                                    ---------------------------
                                                    Zen Zachariah Pool, III,
                                                    Chief Executive Officer

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

4. I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Zen Pottery Equipment, Inc. and have:

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



Date:  JULY 14, 2003
                                                         /s/ Walter Nathan
                                                         -----------------------
                                                         Walter Nathan,
                                                         Chief Financial Officer