Form 10KSB
period 2003-06-30
ZEN POTTERY EQUIPMENT INC
filed 2003-09-23
CIK 1145061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended: June 30, 2003
                           Commission File No. 0-50154

                           Zen Pottery Equipment, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)



         Colorado                                             84-1169517
----------------------------                          --------------------------
(State or other jurisdiction                          (IRS Employer File Number)
    of incorporation)


         77 Lipan Street
         Denver, Colorado                                               80223
---------------------------------------                               ----------
(Address of principal executive offices)                              (zip code)



                                 (303) 825-4570
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Securities to be Registered Pursuant to Section 12(b) of the Act: None


        Securities to be Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, $.0.001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $26,889. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of June 30, 2003 was approximately $560,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September 15, 2003, was 10,150,500.

References in this document to "us," "we," or "Company" refer to Zen Pottery Equipment, Inc.

Forward-Looking Statements

         The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products for certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

     When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

         (a) RISK FACTORS

     You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

     WE HAD A NET LOSS OF $38,350 FOR THE TWELVE MONTHS ENDED JUNE 30, 2003 AND A NET LOSS OF $5,281 FOR THE TWELVE MONTHS ENDED JUNE 30, 2002.

     For the twelve month period ended June 30, 2003, we generated a total of $26,889 in revenue. In addition, for the fiscal year ended June 30, 2003, we had a net loss of $38,350. For the twelve month period ended June 30, 2002, we generated a total of $26,060 in revenue. In addition, for the fiscal year ended June 30, 2002, we had a net loss of $5,281. Historically, we have sold only minimal numbers of our products. We have had profitable years, but we have not been profitable in the last two fiscal years. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. In addition, we currently have no backlog of orders. Our market acceptance for our products and other factors that are beyond our control make it difficult for us to accurately forecast our annual and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our costs are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.

     BECAUSE OF THE HISTORY OF MINIMAL SALES OF OUR SINGLE PRODUCT, WE MAY NEVER GENERATE SIGNIFICANT REVENUE. Our business is subject to fluctuations in operating results, which could negatively impact the price of our stock. Our product revenue, expense and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, among others:

* the timing of orders from our customers and the possibility that these customers may change their order requirements with little or no advance notice to us;

* the deferral of customer orders in anticipation of new products from us or other providers of similar products;

*    the ongoing need for our product;

* the uncertainty regarding the adoption of our current and any future products; and

*    the rate of growth of the markets for our products.

     OUR BUSINESS IS DEPENDENT ON THE MARKET FOR OUR KILN PRODUCT, WHICH IS OUR SOLE PRODUCT, AND IF THIS MARKET DOES NOT EXPAND, AS WE ANTICIPATE, OR IF ALTERNATIVES TO OUR KILN PRODUCT ARE SUCCESSFUL, OUR BUSINESS WILL SUFFER.

     We have one product, our Raku kiln. It is difficult to predict its potential size or future growth rate. Most of the organizations that may purchase our product may also consider alternatives. If these organizations consider these alternative, our product may never be accepted by our customers or may be made obsolete by advances in other technology. Improvements may also be made to the existing alternatives to our product which could render it less desirable or obsolete.

     WE HAVE NO PROTECTION FOR OUR INTELLECTUAL PROPERTY, WHICH ADVERSELY AFFECT OUR ABILITY TO COMPETE IN OUR MARKET.

     We do not own any intellectual property. As a result, anyone could copy our product, given enough time and effort, which could materially damage our business prospects. We rely on a combination of trade secrets and confidentiality procedures to protect our product, which may not enough to protect it.

     WE HAVE ONLY ONE PRODUCT AT THIS TIME, AND OUR SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP, IN A TIMELY MANNER, NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE.

     To grow our revenue, we must rely on our ability to successfully market our products, and we must develop and introduce market new products and product enhancements in a timely manner. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance. This would substantially impair our revenue prospects.

     THE FAILURE TO DEVELOP AND TO INCREASE DISTRIBUTION OF OUR PRODUCT COULD IMPEDE OUR FUTURE GROWTH.

     The future growth of our business will depend in part on our ability to maintain our distribution channels for our product, to identify and develop additional channels for the distribution and sale of our product and new products and to manage these relationships. As part of our growth strategy, we intend to identify and develop relationships with additional partners that could serve as distributors for our products. Our inability to successfully execute this strategy could impede our future growth.

     WE HAVE NO EXPERIENCE DISTRIBUTING OUR PRODUCTS IN THE QUANTITIES WE PLAN TO SELL IN THE FUTURE.

     To be financially successful, we will have to distribute our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in distributing our single product in more limited quantities. This presents a number of technological and engineering challenges for us. We cannot assure you that we will be successful in acquiring manufactured product to achieve the planned expansion of our activities. We have not previously contracted for the manufacture of our products in high volume. We do not know whether or when we will be able to contract for efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and product standards or production volumes required to successfully distribute large quantities of our products. Even if we are successful in contracting for manufacturing capabilities and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our customers.

     WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FUND OUR OPERATIONS WHEN NEEDED.

     A lack of additional funding could force us to substantially curtail or cease our operations, which would have a material adverse effect on our business. Based on our potential rate of cash operating expenditures and our current plans, we anticipate that the fulfillment of our cash requirements for the next twelve months may need to come primarily from the proceeds of some type of financing. We do not have any plans at the present time for any type of financing. We anticipate that our future cash requirements may be supplemented by improved product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of certain of our technologies. However, there can be no assurance that any future funds required will be generated from operations or from other potential sources. Further, any such required funds may only be available on unattractive terms and may significantly dilute the value of our existing shares.

     WE MAY EXPERIENCE DIFFICULTIES IN THE INTRODUCTION OF NEW PRODUCTS THAT COULD RESULT IN OUR HAVING TO INCUR SIGNIFICANT UNEXPECTED EXPENSES OR DELAY THE LAUNCH OF NEW PRODUCTS.

     We do not have any other products in any stages of development, although we plan to develop additional products. We cannot guarantee that any development stage products will be completed in time to allow production or marketing because of the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Discovery of operational errors, which are frequent in our industry prior to and after production, could result in lengthy and costly redesign, fabrication (production) and testing expenses in an industry where new technology could rapidly eclipse prior innovations. The development of new products could take longer than we anticipate. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that, in combination with our existing product, they will sustain us or allow us to achieve profitable operations.

     INTENSE COMPETITION IN OUR MARKET COULD PREVENT US FROM INCREASING REVENUE AND PREVENT US FROM ACHIEVING ANNUAL PROFITABILITY.

     Our product could be rendered noncompetitive or obsolete. Competition from larger and more established companies is significant and expected to increase. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of kiln products. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the sale and marketing of their products than we can.

     OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT'S EFFORTS.

     Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Pool, our President, could have a material, adverse impact on our operations. We have no employment agreements with any officers and directors, including Mr. Pool. We have not obtained key man life insurance on the lives of any of these individuals.

     OUR STOCK PRICE MAY BE VOLATILE, AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PUBLIC SALE PRICE.

     There has been, and continues to be, a limited public market for our common stock. Although our common stock trades in the Pink Sheets, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*    actual or anticipated fluctuations in our operating results;

* changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

* changes in market valuations of other technology companies, particularly those that sell products used in systems such as ours;

* announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

* introduction of technologies or product enhancements that reduce the need for our products;

*    the loss of one or more key customers; and

*    departures of key personnel.

     Of our total outstanding shares as of September 15, 2003, a total of 9,450,000 out of 10,150,500, or approximately 93.1%, will be restricted from immediate resale but may be sold into the market in the near future under the provisions of Rule 144(d). A total of 550,000 shares, or approximately 5.4%, are restricted but are available for sale under Rule 144(k). The remaining 150,500 shares, or approximately 1.5%, are not subject to restrictions on resale. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

     As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

     OUR STOCK HAS A LIMITED PUBLIC TRADING MARKET

     While our common stock currently trades, our market is limited and sporadic. We are dual listed in the Pink Sheets and on the NASD Bulletin Board. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. The factors which we have discussed in this document may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

     THE OVER-THE-COUNTER MARKET FOR STOCK SUCH AS OURS HAS HAD EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and annual variations in our operational results, may have a negative effect on the market price of our common stock.

     WE DO NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK

     We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     (b) NARRATIVE DESCRIPTION OF THE BUSINESS

     We are a Colorado corporation. Our principal business address is 77 Lipan Street, Denver, Colorado 80223. We are in the business of manufacturing, for sale to the public, a pottery kiln known as the Zen Raku Kiln.

     We were incorporated under the laws of the State of Colorado on April 19, 1991. We have had active operations since the date of our incorporation.

     In 2001, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under the exemption of the federal securities laws. We raised a total of $75,250 in this offering.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

     c) OPERATIONS

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

     In addition we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

     We have no full-time employees. We may hire full-time employees in the future, if our business expands to justify such an expense. We do not believe that the skill level required to manufacture our product would necessitate extensive experience or training. Therefore, we believe that potential full-time employees would be readily available. Our President, Secretary, and Treasurer have agreed to allocate a portion of their time to our activities, without compensation, as part-time employees. These officers anticipate that they can implement our business plan by their collectively devoting approximately thirty hours per month to our business affairs.

    (d) MARKETS

     We target the customer who makes pottery on an individual basis and not using mass production techniques. We emphasize the quality of the product we have designed and attempt to appeal to a niche market. In this respect, we believe that we fill markets not generally targeted by most other manufacturers. We market our products by direct mail and through manufacturer's representatives. One of our principal representatives is National Art Supply Company, which advertises our product in their catalogue. In addition, we place advertisements in national publications, such as Ceramics Monthly and Clay Times. We sell all of our product through our manufacturer's representatives, including Mile Hi Ceramics. Our officers and directors are also available to act as sales representatives for our product.

     (e) RAW MATERIALS

     The use of raw materials is a material factor in our operations. However, the raw materials we use are readily available. We do not see any potential problem in acquiring enough raw materials for our operations. As of June 30, 2002, we had $1,234 in materials inventory. As of June 30, 2003, we had $3,515 in materials inventory.

    (f) CUSTOMERS AND COMPETITION

     Our operational activities are in the business of manufacturing and selling our Zen Raku Kiln. In the past, manufacturers of such a product have had difficulty in being competitive with large foreign manufacturers based in various locations but principally in China, Brazil, Taiwan, and Korea. As a result of this competition in this industry, U.S. manufacturers have generally not been profitable. Because we manufacture for a targeted, niche market, which is based upon the size of the kiln, we believe that we can continue to compete. We have successfully competed in the past because we captured a steady, recurring segment of the market and have outlasted several of our competitors. However, we have a number of established competitors, virtually all of which are larger and better capitalized than we are and/or have greater personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. Nevertheless, there can be no guarantee that we will be able to compete successfully in the future.

     (g) BACKLOG

     At June 30, 2003, we had no backlogs.

    (h) EMPLOYEES

     At as of the date hereof, we have no full-time employees. Our officers and directors work as part-time employees, without compensation. We do not plan to hire any employees in the future.

    (i) PROPRIETARY INFORMATION

     We own no proprietary information.

    (j) GOVERNMENT REGULATION

     We are not subject to any material governmental regulation or approvals.

    (k) RESEARCH AND DEVELOPMENT

     We have never spent any amount in research and development activities.

    (l) ENVIRONMENTAL COMPLIANCE

     We are not subject to any costs for compliance with any environmental laws.

ITEM 2. DESCRIPTION OF PROPERTIES.

     We conduct our operations within the headquarters of Mile Hi Ceramics, Inc. We use its office space, manufacturing facilities and labor. Our Board of Directors estimated the value of such an arrangement at $5,400 per year, based upon rates for similar space and services in the local area. We do not have a formal, written lease agreement. The reimbursements for facilities are made through an oral understanding between the parties. We believe that the machinery and equipment which we currently lease from our President will be sufficient for our foreseeable operations.

ITEM 3. LEGAL PROCEEDINGS.

     No legal proceedings to which we are a party were pending during the reporting period. We know of no legal proceedings of a material nature pending or threatened or judgments entered against any of our directors or officers in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held no shareholders meeting in the fourth quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

     Since August, 2003, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." Since June, 2003, our securities have also been listed for trading in the "Pink Sheets. We currently trade under the symbol ZPYE on both the NASD's "Electronic Bulletin Board" and the "Pink Sheets. The following table sets forth the high and low bid quotation for our common stock for June, 2003.

                              Bid Price
                  -----------------------------------

                                    High         Low
                                    ----         ----
                  June, 2003        $0.65        $0.65

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of June 30, 2003, we had a total of 10,150,500 shares of our common shares outstanding. The number of holders of record of our common stock at that date was approximately forty-one.

     (c) DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

     (d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. Also, there is the requirement of a broker- dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

     (e) BLUE SKY COMPLIANCE

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for our shares and to make resale of shares acquired by investors more difficult.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

     The following discussion contains forward-looking statements regarding our Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using our products or certain applications; delays our introduction of new products or services; and our failure to keep pace with emerging technologies.

     When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Our Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

     In 2001, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under the exemption of the federal securities laws. We raised a total of $75,250 in this offering.

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

     Research and development expenses. We had a total of $12,200 in expenses as of June 30, 2003 to improve the design and usefulness of our raku kiln.

         Interest expense. We have no such expenses.

RESULTS OF OPERATIONS FOR THE PERIOD FROM JULY 1, 2002 TO JUNE 30, 2003 AND JULY 1, 2001 TO JUNE 30, 2002.

GENERAL

     The following discussion involves our results of operations for the fiscal year from July 1, 2002 to June 30, 2003 and the results of operations for the annual period from July 1, 2001 to June 30, 2003.

RESULTS OF OPERATIONS

Our revenues increased to $26,889 for the year ended June 30, 2003 from $26,060 for the year ended June 30, 2002.

     Costs of products sales include all direct costs incurred in the manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit.

     Gross profit from operations was $6,869 for the fiscal year ended June 30, 2003, a decrease from $9,309 of gross profit for the year ended June 30, 2002.

     With the exception of our general and administrative costs and our research and Development expenses, our other costs and expenses remained relatively constant during the relevant periods. They were $45,219 for the year ended June 30, 2003 compared to $14,590 for the year ended June 30, 2002. The major components of other costs and expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses. The variance in general and administrative costs came from our expenses relating to being a public company, with reporting requirements.

     We had a net loss of $38,350 for the year ended June 30, 2003 compared to a net loss of $5,281 for the year ended June 30, 2002. These net losses translate into less than $.01 per share for all relevant periods.

     Our revenues have been relatively the same for the 2003 fiscal year as compared to the 2002 fiscal year. The major difference has been the increase in our general and administrative expenses and research and development. The increased costs for general and administrative expenses are directly a result of being a public company. The increased costs for research and development were directed to improve the design and usefulness of our raku kiln. We do not expect to see these as recurring costs. In the coming fiscal year, we anticipate seeing increased activity, which should correspond to an increase in revenues. We are optimistic that we may be profitable for the next fiscal year. However, it is too early to know for certain.

Liquidity and Capital Resources

     Cash at the end of the period was $32,709 for the year ended June 30, 2003 compared to $72,696 for the year ended June 30, 2002.

     Our Net Cash Used in Operating Activities was $39,986 for the year ended June 30, 2003, compared to cash used of $541 for the year ended June 30, 2002.

     Our Net Cash Provided by Financing Activities was $-0- for the year ended June 30, 2003, compared to a net cash provided of $72,673 for the year ended June 30, 2001. We completed an offering during the fiscal year ended June 30, 2002, which raised $75,250.

     We have not been profitable for the last two years, but we operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our customer base and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will again become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during these periods, although we have concluded no acquisitions and have spoken with no potential candidates.

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

     New Accounting Pronouncements

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of June 30, 2003, the Company does not have a stock option plan in existence, however; if the Company chooses to in the future they will be subject to these guidelines.

Significant Accounting Policies and Estimates

         The preparation of financial statements in accordance with generally Accepted accounting principles requires management to make estimates and assumptions That affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Our financial statements have been prepared in accordance With generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of these significant accounting policies can be found in our Notes to Financial Statements included in this Form 10-KSB. The estimates used by management are based upon our historical experiences combined with managements' understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent our critical accounting policies as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission, inventories, deferred income taxes, allowance for doubtful accounts, and allowance for sales returns.

         The valuation of inventories involves complex judgments on our part. Excess finished goods inventories are a natural component of market demand of our products. We continually evaluate and balance the levels of inventories based on sales projections and historical product demand. While certain finished goods items will sell out quantities of other finished goods items will remain. These finished goods are reserved as excess inventory. We believe we have Adequate control with respect to the amount of finished goods inventories that are anticipated to become excess, while we believe this process produces a fair valuation of inventories, changes in general economic conditions of our products could materially effect valuation of our inventories.

         We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

ITEM 7. FINANCIAL STATEMENTS.




                           ZEN POTTERY EQUIPMENT, INC.

                              Financial Statements

                                  June 30, 2003

                  (With Report of Independent Auditors Thereon)

                          ZEN POTTERY EQUIPMENT, INC.
                         Index to Financial Statements


                                                                          Page
                                                                        --------

Report of Independent Auditors..........................................  F-2

Balance Sheet at June 30, 2003..........................................  F-3

Statements of Operations, for the years ended
     June 30, 2003 and 2002.............................................  F-4

Statement of Changes in Shareholders' Equity for the period from
     July 1, 2001 through June 30, 2003.................................  F-5

Statements of Cash Flows, for the years ended
     June 30, 2003 and 2002 ............................................  F-6

                         Report of Independent Auditors


The Board of Directors and Shareholders
Zen Pottery Equipment, Inc.:

We have audited the accompanying balance sheet of Zen Pottery Equipment, Inc. as of June 30, 2003, and the related statements of operations, changes in shareholder's equity, and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zen Pottery Equipment, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

Cordovano and Harvey, P.C.
Denver, Colorado
August 12, 2003

                          ZEN POTTERY EQUIPMENT, INC.
                                 Balance Sheet
                                 June 30, 2003




                                     Assets

Cash.................................................................$ 32,709
Trade accounts receivable:
    Related party (Note 2)...........................................     547
    Others...........................................................   2,287
Materials inventory, at the lower of cost or market..................   3,515
Prepaid expenses.....................................................     551
                                                                     --------

                  Total current assets...............................$ 39,609
                                                                     ========

                       Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities.........................$  1,637
                                                                     --------
                  Total current liabilities..........................   1,637
                                                                     --------

Shareholders' equity (Note 3):
    Preferred stock, $.01 par value;  authorized 1,000,000 shares,
       issued and outstanding, -0- shares............................      --
    Common stock, $.001 par value;  authorized 50,000,000 shares, issued and outstanding, 10,150,500 shares.....................  10,151
    Additional paid-in capital.......................................  72,982
    Retained loss.................................................... (45,161)
                                                                     --------

                  Total shareholders' equity.........................  37,972
                                                                     --------

                                                                     $ 39,609
                                                                     ========



                 See accompanying notes to financial statements

                          ZEN POTTERY EQUIPMENT, INC.
                            Statements of Operations


                                                                        For the Years Ended
                                                                              June 30,
                                                              -----------------------------------------
                                                                     2003                  2002
                                                              -------------------   -------------------
Product sales:
    Related party (Note 2)....................................$          2,724      $          5,395
    Other.....................................................          24,165                20,665
                                                              -------------------   -------------------
                   Total product sales........................          26,889                26,060

Cost of product sales.........................................          20,020                16,751
                                                              -------------------   -------------------
                   Gross profit...............................           6,869                 9,309
                                                              -------------------   -------------------

Other costs and expenses:
    General and administrative................................          28,969                 6,040
    Rent expense, related party (Note 2)......................           4,050                 4,050
    Research and development (Note 5).........................          12,200                    --
    Contributed service (Note 2)..............................              --                 4,500
                                                              -------------------   -------------------
                      Total other costs and expenses..........          45,219                14,590
                                                              -------------------   -------------------

Loss before income taxes......................................         (38,350)               (5,281)

Income tax provision (Note 4).................................              --                    --
                                                              -------------------   -------------------

                   Net loss...................................$        (38,350)     $         (5,281)
                                                              ===================   ===================

Basic and diluted loss per share..............................$          (0.00)     $          (0.00)
                                                              ===================   ===================
Number of weighted average common shares
    outstanding...............................................      10,150,500            10,150,500
                                                              ===================   ===================


                 See accompanying notes to financial statements


                          ZEN POTTERY EQUIPMENT, INC.
                  Statement of Changes in Shareholders' Equity



                                                                 Common Stock                 Additional
                                                       ----------------------------------       Paid-in       Retained
                                                         Shares              Par Value          Capital        Deficit      Total
                                                       ---------------   ----------------   -------------  ------------ ----------
Balance at
    6/30/2001........................................  10,000,000         $      10,000      $    (4,228)   $   (1,530)  $  4,242

Sale of common stock at $.50 per share,
    pursuant to private placement, net of
    offering costs of $2,577 (Note 3)................     150,500                   151           72,522            --     72,673
Value of services and rent contributed by an
    affiliate and a shareholder (Note 2).............          --                    --            4,688            --      4,688
Net loss for the year................................          --                    --               --        (5,281)    (5,281)
                                                       ---------------   ----------------   -------------  ------------ ----------
Balance at
    June 30, 2002....................................  10,150,500                10,151           72,982        (6,811)    76,322

Net loss for the year................................          --                    --               --       (38,350)   (38,350)
                                                       ---------------   ----------------   -------------  ------------ ----------
Balance at
    June 30, 2003....................................  10,150,500         $      10,151      $    72,982    $  (45,161)  $ 37,972
                                                       ===============   ================   =============  ============ ==========


                See accompanying notes to financial statements


                           ZEN POTTERY EQUIPMENT, INC.
                             Statement of Cash Flows



                                                                                      For the Years Ended
                                                                                           June 30,
                                                                              --------------------------------
                                                                                    2003              2002
                                                                              --------------   ---------------
Cash flows from operating activities:
    Net loss..................................................................$    (38,350)      $    (5,281)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Value of time and effort contributed by an affiliate
            (Note 2)..........................................................          --             4,500
          Value of office and manufacturing space
            contributed by an affiliate (Note 2)..............................          --               188
          Changes in operating assets and liabilities:
            Inventory.........................................................      (2,281)            1,988
            Accounts receivable and prepaid expenses..........................         123              (611)
            Accounts payable and accrued expenses.............................         522            (1,325)
                                                                              --------------   ---------------
                    Net cash provided by (used in)
                        operating activities..................................     (39,986)             (541)
                                                                              --------------   ---------------

Cash flows from financing activities:
    Proceeds from  the sale of common stock (Note 3)..........................          --            75,250
    Offering costs............................................................          --           (2,577)
                                                                              --------------   ---------------
                    Net cash provided by
                        financing activities..................................          --            72,673
                                                                              --------------   ---------------

                    Net change in cash........................................     (39,986)           72,132

    Cash, beginning of period.................................................      72,696               564
                                                                              --------------   ---------------

    Cash, end of period.......................................................$     32,709      $     72,696
                                                                              ==============   ===============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes...........................................................$         --      $         --
                                                                              ==============   ===============
       Interest...............................................................$         --                --
                                                                              ==============   ===============



                 See accompanying notes to financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                          Notes to Financial Statements



(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Zen Pottery Equipment, Inc. (the "Company") was incorporated in the state of Colorado on April 19, 1991. The Company manufactures a pottery kiln for resale to the public under the name "Zen Raku Kiln." The Company maintains an inventory of materials. The Company's pottery kilns are manufactured as orders are received.

The Company's office space and its manufacturing facilities are provided by an affiliate, Mile Hi Ceramics, Inc. ("Mile Hi"), under an arrangement with their common shareholder. In addition, the Company's principle shareholder provides management services at no charge to the Company (See Note 2).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. However, there were no cash equivalents at June 30, 2003.

Inventory

Inventory, consisting of materials used to manufacture the Zen Raku Kiln, is stated at the lower of cost (first-in, first out method) or market (net realizable value).

Offering Costs

The Company had deferred legal and accounting fees incurred in the preparation of its disclosure document on Form RL (See Note 3) until the completion of its related private common stock offering. At that time, the Company subtracted the deferred costs from the gross proceeds of the offering. The deferred offering costs totalled $2,577.

Earnings (loss) per Common Share

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The weighted average number of common shares outstanding reflected in the accompanying financial statements have been restated for the stock split more fully described in Note 3.

At June 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           ZEN POTTERY EQUIPMENT, INC.
                          Notes to Financial Statements


Financial Instruments

At June 30, 2003, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Revenue Recognition Policy

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB101) "Revenue Recognition In Financial Statements." SAB101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company adopted SAB101 effective January 1, 2000. Sales revenue is recognized when the shipment of product is made to the customer.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. In accordance with SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" the credit risk amounts shown do not take into consideration the value of any collateral or security.

The Company operates in one industry segment with customers located in the continental U.S. Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable. The Company manages this credit risk by performing ongoing credit evaluations of its customers and does not require collateral. The Company maintains no allowances for potential losses on uncollectible accounts receivable as it considers all accounts receivable to be fully collectible. For the years ended June 30, 2003 and 2002, the Company experienced no losses on uncollectible trade accounts receivable.

(2)       Related Party Transactions

The Company conducts its operations within the headquarters of Mile Hi and uses Mile Hi's office space, manufacturing facilities and labor. The Board of Directors of the Company has estimated the value of such an arrangement to be $5,400 per year, based on rates for similar space and services in the local area. The accompanying financial statements reflect 25 percent of the office space, manufacturing facilities and labor as cost of sales and 75 percent as general and administrative expense. The Company reimburses Mile Hi through an arrangement with its common shareholder.

During the year ended June 30, 2003 and 2002, the Company's principle shareholder charges his time and effort to the Company at the rate of $1,125 per quarter. The value of management's time and effort was estimated by comparing the level of effort to the cost of similar labor in the local market. Such estimates were approved by the board of directors. For the years ended June 30, 2003 and 2002, the Company recognized $4,500 and $4,500 in expense. Prior to June 30, 2002, the shareholder contributed his services at no charge to the Company. After June 30, 2002, the Company reimbursed the shareholder for his services. The Company reviews the estimated rate from time-to-time.

The Company sold products totalling $2,724 and $5,395 to Mile Hi Ceramics, Inc. during the years ended June 30, 2003 and 2002, respectively. Mile Hi resold the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. In addition, $547 was due from Mile Hi and included as accounts receivable, related party at June 30, 2003.

                           ZEN POTTERY EQUIPMENT, INC.
                          Notes to Financial Statements


(3)      Shareholders' Equity

Preferred Stock

According to its Articles of Incorporation, (1) the Company may issue up to 1,000,000 shares of $.01 par value preferred stock; and (2) the preferences, rights and restrictions are to be fixed by the Board of Directors prior to issuance.

Private Common Stock Offering

The Company offered, through its officers and directors, up to 200,000 shares of its $.001 par value common stock, for $.50 per share in a private offering to residents of Colorado. The Company closed the offering in July 2001, after selling 150,500 shares for net proceeds $72,673, after deducting offering expenses of $2,577. The offering was conducted by the Company's officers and directors. No commissions on the sale of the Company's common stock were paid.

 (4)      Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are provided on temporary differences between the financial reporting bases and income tax bases of the Company's assets and liabilities and unused net operating loss carryforwards. A valuation allowance for net deferred taxes is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended June 30, 2003 and 2002:


                                                2003          2002
                                             ----------    ----------
U.S. statutory federal rate..................    15.00%        15.00%
State rate...................................     4.25%         4.25%
Permanent differences........................     0.00%        -9.97%
Net operating loss for which no tax
   benefit is currently available............   -19.25%        -9.28%
                                             ----------    ----------
                                                  0.00%         0.00%
                                             ==========    ==========


At June 30, 2003, deferred tax assets consisted of a net tax asset of $8,007, due to operating loss carryforwards of $38,975, which was fully allowed for, in the valuation allowance of $8,007. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2003 and 2002, respectively, was $7,382 and $81. The current tax benefit also totaled $7,382 and $81, respectively for the years ended June 30, 2003 and 2002. The net operating loss carryforwards expire through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

(5)      Research and Development Costs

During the years ended June 30, 2003 and 2002, the Company spent $12,200 and $-0- to improve the design and usefulness of its raku kiln.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Executive Officers, their ages and positions held with us as of June 30, 2003 are as follows:

     NAME                          AGE        POSITION HELD
     -------------------           ---        ----------------------------------

     Zen Zachariah Pool, III       51         President, Chief Executive Officer
                                              And Director

     Susan Pool                    49         Secretary and Director

     Walter C.  Nathan             51         Treasurer, Chief Financial Officer
                                              and Director

     Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. Mr. and Mrs. Pool are husband and wife. Otherwise, there are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

     Mr. Pool has been our President and a Director since our inception. He also serves as owner and President of Mile Hi Ceramics, Inc., a private family business established in 1954. He began working for Mile Hi Ceramics, Inc. in 1975 and learned every aspect of the business, starting as a kiln repairman. He has also served as a Committee and a Board member of the National Ceramic Manufacturers Association, the Ceramic Institution of Art, Intermountain Ceramic Association, and the Colorado Art Education Association. He is a current member of the National Council on the Education of Ceramic Arts. In his capacity as our President, he will devote approximately fifteen hours per week to our affairs.

     Mrs. Pool has been our Secretary and a Director since our inception. Since 1996, she also has owned and operated a small embroidery company, Rocky Mountain Embroidery. She will devote a minimum of five hours per week to carry out her responsibilities with us. She is the wife of Zen Zachariah Pool III.

     Mr. Nathan has been our Treasurer and a Director since 1996. Since 1990, he has been an independent insurance agent with Gold-Mark Insurance Agency. He specializes in all lines of personal insurance, including auto, home, life, and health. From 1987 to 1990, he was President of Mile High Investments, Inc., a private company involved in the acquisition and development of a real estate property. He received his B.S. degree in Business Finance from the University of Northern Colorado in 1974. He will devote approximately ten hours to our affairs.

     Our President, Secretary, and Treasurer have agreed to allocate a portion of their time to our activities, without compensation, as part-time employees. These officers anticipate that they can implement our business plan by their collectively devoting approximately thirty hours per month to our business affairs. Since our President, Secretary, and Treasurer have agreed to allocate a portion of their time to our activities, conflicts of interest may arise with respect to the limited time commitment of such persons. Mr. Pool is involved with Mi Hi Ceramics as the owner and Chief Executive Officer. Mile Hi Ceramics is a company which manufactures and distributes clay products for art, hobby, and industrial markets. Mr. Pool and Mr. Nathan are also owners, officers and directors of Ceramic Products, which is a company which develops and sells specialty bull-nosed tile products. Both Mile Hi Ceramics and Ceramic Products are private companies.

     Also, all of our officers and directors have been involved in the past, and plan to be involved in the future, with other companies. As a result, additional potential conflicts of interest may arise. If such a conflict does arise in the future and one of our officers or directors is presented with business opportunities under circumstances where there may be doubt as to whether the opportunity should belong to us or another company with which they are affiliated, they will disclose the opportunity to the boards of directors of all such companies. If a situation arises in which more than one company desires that business opportunity, and the principals of the business opportunity have no preference as to which company should be involved in such business opportunity, the company which first contacted or was contacted by the proposed business opportunity will be entitled to proceed with the proposed transaction.

Item 6. EXECUTIVE COMPENSATION

     None of our executive officers received compensation in excess of $100,000 during the fiscal year ended June 30, 2003. We were formed in April, 1991. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $1,000. Our President, Secretary and Treasurer serve on a part-time basis and receive no salary. The following table represents this information.

                                            SUMMARY COMPENSATION TABLE
                            Annual Compensation                Long Term Compensation
                                                Awards                      Payouts
Name                                                   Other           Restricted     Securities    All
 and                            Salary      Annual     Stock             LTIP         Underlying    Other
Principal                       Compen-      Bonus     Compen-          Award(s)      Options      Options/
Position                Year    sation($)     ($)      sation ($)         ($)           (#s)
--------                ----    ---------     ---      ----------         ---           ----       --------

Zen Zachariah Pool      2003      -0-         -0-          -0-            -0-            -0-            -0-
President               2002      -0-         -0-          -0-            -0-            -0-            -0-
                        2001      -0-         -0-          -0-            -0-            -0-            -0-

Susan Pool              2003      -0-         -0-          -0-            -0-            -0-            -0-
Secretary               2002      -0-         -0-          -0-            -0-            -0-            -0-
                        2001      -0-         -0-          -0-            -0-            -0-            -0-

Walter Nathan           2003      -0-         -0-          -0-            -0-            -0-            -0-
Treasurer               2002      -0-         -0-          -0-            -0-            -0-            -0-
                        2001      -0-         -0-          -0-            -0-            -0-            -0-

     Our principal shareholder contributed his time and effort to us at no charge for the year ended June 30, 2003. No cash or stock-based compensation was paid. Our Board of Directors estimates the value of such an arrangement to be $4,500 per year. The value of management's time and effort was estimated by comparing the level of effort to the cost of similar labor in the local market. Beginning with the 2003 fiscal year, we began reimbursing Mile Hi Ceramics, Inc. During the fiscal year ended June 30, 2003, we incurred $4,500 in expenses.

     We have granted no shares of our capital stock as additional compensation and have no plans to do so.

     We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

     We do not pay members of our Board of Directors any fees for attendance or similar remuneration, but reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2003, was known by us to own beneficially more than five percent (5%) of its common stock;
(ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 10,150,500 common shares were issued and outstanding as of June 30, 2003.

Name and Address                         Amount and Nature of        Percent of
of Beneficial Owner                    Beneficial Ownership (1)(2)      Class
-------------------                    ---------------------------      -----

Zen Zachariah Pool, III                    8,600,000                   84.7%
77 Lipan Street
Denver, Colorado 80223(3)

Susan Pool                                 8,600,000                   84.7%
77 Lipan Street
Denver, Colorado 80223(3)

Walter Nathan(4)                             850,000                    8.4%
77 Lipan Street
Denver, Colorado 80223(3)

All Officers and Directors as a Group      9,450,000                   93.1%
(three persons)

(1)  All ownership is beneficial and of record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) Zen Zachariah Pool III, and Susan Pool are husband and wife and share beneficial ownership of all common shares.

(4) Mr. Nathan owns these shares in joint tenancy in common with his wife. Mr. Nathan's wife is a trustee for a trust which owns 8,000 shares, for which Mr. Nathan disclaims any beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We conduct our operations within the headquarters of Mile Hi Ceramics, Inc. We use its office space, manufacturing facilities and labor. Our Board of Directors estimated the value of such an arrangement at $5,400 per year, based upon rates for similar space and services in the local area. We reimburse Mile Hi Ceramics, Inc. through an arrangement with our President.

     We sold our products to Mile Hi Ceramics, Inc. years ended June 30, 2003 and 2002. Mile Hi Ceramics resold the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. These products were a total of $2,724 and $5,395, respectively, during the years ended June 30, 2003 and 2002.

     Our principal shareholder contributed his time and effort to us at no charge for the year ended June 30, 2003. No cash or stock-based compensation was paid. Our Board of Directors estimates the value of such an arrangement to be $1,125 per quarter. The value of management's time and effort was estimated by comparing the level of effort to the cost of similar labor in the local market. Beginning with the 2003 fiscal year, we began reimbursing Mile Hi Ceramics, Inc. However, during the year ended June 30, 2003, we recognized no expenses.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of our management, including the President and the Chief Financial Officer. In accord with SEC requirements, the President and Chief Financial Officer notes that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, the President and Chief Financial Officer have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including the President and Chief Financial Officer, particularly during the period when the Company's periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(1)  FINANCIAL STATEMENTS

(2)  SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.   DESCRIPTION
-----------   ----------------------------------------------------------------

   3.1+       Amended and Restated Articles of Incorporation

   3.2+       Bylaws

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     + Previously filed with Form 10-SB on January 16, 2003.

(c) REPORTS ON FORM 8-K. We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2003.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Zen Pottery Equipment, Inc.



Dated:  SEPTEMBER 23, 2003                   By: /s/ Zen Zachariah Pool, III
      ------------------                    ---------------------------
                                            Zen Zachariah Pool, III
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             CHIEF FINANCIAL OFFICER


Dated: SEPTEMBER 23, 2003                     By: /s/ Walter Nathan
       -----------------                      ---------------------------
                                              Walter Nathan
                                              Treasurer

Dated: SEPTEMBER 23, 2003                     By: /s/ Zen Zachariah Pool, III
       -----------------                      ---------------------------
                                              Zen Zachariah Pool, III
                                              Director

Dated: SEPTEMBER 23, 2003                     By: /s/ Susan Pool
       -----------------                      ---------------------------
                                              Susan Pool
                                              Director