Form 10QSB
period 2003-09-30
ZEN POTTERY EQUIPMENT INC
filed 2003-11-14
CIK 1145061

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


 Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports) and (2) has been subject to such filing requirements for the past 90 Days.
 Yes  [ X ]        No  [   ]

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of September 30, 2003 were 10,150,500 common shares.

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc.

ITEM 1 FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Condensed Balance Sheet at September 30, 2003 (unaudited) ............   3

Condensed Statements of Operations for the three months ended
     September 30, 2003 and 2002 (unaudited) .........................   4

Condensed Statements of Cash Flows for the three months ended
     September 30, 2003 and 2002 (unaudited) .........................   5

Notes to Condensed Financial Statements ..............................   6

                           ZEN POTTERY EQUIPMENT, INC.
                             Condensed Balance Sheet
                               September 30, 2003
                                   (Unaudited)


                                     Assets
Current assets:
    Cash .........................................................     $ 29,122
    Accounts receivable ..........................................          314
    Materials inventory, at the lower of cost or market ..........        4,628
    Prepaid expenses .............................................          400
                                                                       --------

                  Total current assets ...........................     $ 34,464
                                                                       ========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................     $  6,046
                                                                       --------
                  Total current liabilities ......................        6,046
                                                                       --------

Shareholders' equity:
    Preferred stock ..............................................         --
    Common stock .................................................       10,151
    Additional paid-in capital ...................................       72,982
    Retained loss ................................................      (54,715)
                                                                       --------

                  Total shareholders' equity .....................       28,418
                                                                       --------

                                                                       $ 34,464
                                                                       ========

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                         For the Three Months Ended
                                                                September 30,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
Product sales:
    Related party (Note 2) ..........................   $      1,640    $       --
    Other ...........................................          2,618           7,307
                                                        ------------    ------------
                   Total product sales ..............          4,258           7,307

Cost of products sold ...............................          2,657           5,809
                                                        ------------    ------------
                   Gross profit .....................          1,601           1,498

Other costs and expenses:
    General and administrative ......................          9,019           4,839
    Management services, related party (Note 2) .....          1,125           1,125
    Rent expense, related party (Note 2) ............          1,012           1,012
                                                        ------------    ------------
                  Total other costs and expenses:....     11,156           6,976

Income before income taxes ..........................         (9,555)         (5,478)

Income tax provision (Note 3) .......................           --              --
                                                        ------------    ------------

                   Net loss .........................   $     (9,555)   $     (5,478)
                                                        ============    ============

Basic and diluted loss per share ....................   $      (0.00)   $      (0.00)
                                                        ============    ============

Weighted average common shares outstanding ..........     10,150,500      10,150,500
                                                        ============    ============




            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                         For the Three Months Ended
                                                               September 30,
                                                          ------------------------
                                                            2003            2002
                                                          --------        --------
                     Net cash provided by (used in)
                        operating activities ......       $ (3,587)       $ (8,333)
                                                          --------        --------

                     Net change in cash ...........         (3,587)         (8,333)

    Cash, beginning of period .....................         32,709          72,696
                                                          --------        --------

    Cash, end of period ...........................       $ 29,122        $ 64,363
                                                          ========        ========

Supplemental disclosure of cash flow information:

    Cash paid during the year for:
       Income taxes ...............................       $   --          $   --
                                                          ========        ========
       Interest ...................................       $   --          $   --
                                                          ========        ========

            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                     Notes To Condensed Financial Statements
                                   (Unaudited)

Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2003 as filed in its Form 10-SB and should be read in conjunction with the notes thereto.

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

Note 2: Related Party Transactions

During the three months ended September 30, 2003 and 2002, the Company incurred expenses of $ 2,137 and $1,350 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and other services. The rent and other services was valued, in good faith, by the board of directors. The rent was based on rates for similar space and services in the local area. Of these amounts, $1,350 was unpaid at March 31, 2003 and reflected as due to Mile Hi.

During the three months ended September 30, 2003 and 2002, the Company incurred expenses of $ 1,125 and $1,125 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for management services. Management services were valued, in good faith, by the board of directors. The value of management services was based on prevailing rates for such services in the local area. Of these amounts, $1,125 was unpaid at September 30, 2003 and reflected as due to Mile Hi.

The Company sold products totalling $1,640 and $-0-, respectively, to Mile Hi during the three months ended September 30, 2003 and 2002. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from Mile Hi at September 30, 2003 was $-0-.

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

     Our basic plan is to increase our operations, increase advertising in industry publications, develop new models for sale, and increase the dealer base. We market our products by direct mail and through manufacturer's representatives. One of our principal representatives is National Art Supply Company, which advertises our product in their catalogue. In addition, we place advertisements in national publications, such as Ceramics Monthly and Clay Times. We sell product predominately through our manufacturer's representatives, including Mile Hi Ceramics.

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

     The following discussion involves our results of operations for the three months ended September 30, 2003

Results of Operations

     Our revenues were $4,258 for the three months ended September 30, 2003, compared to $7,307 for the three months ended September 30, 2002. Our revenues decreased by $3,049 or 42 percent primarily due to the general economic conditions in local school districts, a significant market for us. All prices for the kilns remained the same. All sales in both periods were at our wholesale price.

     Costs  of  products   sales  include  all  direct  costs  incurred  in  the
manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit.

     Gross profit from operations was $1,601 (38 percent) for the three months ended September 30, 2003 and $1,498 (21 percent) for the year earlier period. We sold higher margin products in the current quarter.

     General and administrative expenses constitute the principal part of our other operating costs and expenses. Our general and administrative costs increased to $9,019 for the three months ended September 31, 2003 from $4,839 for the three months ended September 30, 2002. The principal reason for this increase was the legal and accounting costs associated with becoming a reporting public company.

Liquidity and Capital Resources

     We increased inventory by $1,113 at September 30, 2003 as compared with June 30, 2003. We replenished our stocks of Rex Roto pre-formed insulation and Metro Gas burners during the quarter to which this quarterly report relates. We expect to use up the insulation and burners in the kiln assembly process during the foreseeable future.

     Prepaid expense decreased by $151 at September 30, 2003 as compared with June 30, 2003 because we consumed prepaid items through amortization during the current quarter.

     Accounts payable increased by $4,409 at September 30, 2003 as compared with June 30, 2003. We received a large amount of invoices for recurring trade obligations during the last few days of the quarter, which we liquidated early in the following quarter.

     Our principle source of liquidity is our operations. Cash at September 30, 2003 was $29,122, compared to $32,709 at June 30, 2002. We have not been profitable for the last two years and for the three months of fiscal 2004, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our customer base and, consequently, our revenues. We plan to look into a new product line to expand our customer base. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during these periods, although we have concluded no acquisitions and have spoken with no potential candidates.

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

     In the fiscal year ended June 30, 2001, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under the exemption of the federal securities laws. We raised a total of $75,250 in this offering.

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

     Research and development expenses. We had no research expenses as of September 30, 2003.


         PART III - OTHER INFORMATION

         ITEM 1. Legal Proceedings

             There are no material pending legal proceedings, which the Company is a party other than ordinary routine litigation incidental to their business.

         ITEM 2. Changes in Securities and Use of Proceeds
                        None

         ITEM 3. Defaults Upon Senior Securities
                        None

         ITEM 4. Submission of Matters to a Vote of Security Holders
                        None

         ITEM 5. Other Information
                        None

         ITEM 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits:   see  the  attached  Exhibit  Index  following  the
                  signature page.

             (b) Reports on Form 8-K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ZEN POTTERY EQUIPMENT, INC.



Dated:    11/13/03
                                         By:  /s/ Zen Zachariah Pool, III
                                         ---------------------------------------
                                              Zen Zachariah Pool, III, Chief
Executive Officer and President




Dated:    11/13/03
                                         By:  /s/ Walter Nathan
                                         ---------------------------------------
                                              Walter Nathan, Chief Financial and
Accounting Officer

                                  EXHIBIT INDEX
                                   Form 10-QSB
                        Quarter Ended September 30, 2003

Exhibit
  No.      Description
------     -----------

31.1 Certification    of   Chief    Executive    Officer    pursuant   to   Rule
     13a-14(a)/15(d)-14(a)

31.2 Certification    of   Chief    Financial    Officer    pursuant   to   Rule
     13a-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002