Form 10QSB
period 2003-12-31
ZEN POTTERY EQUIPMENT INC
filed 2004-02-13
CIK 1145061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of December 31, 2003 were 10,150,500 common shares.

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc.

ITEM 1 FINANCIAL INFORMATION
PART 1 FINANCIAL STATEMENTS






                                                                          Page
                                                                         ------
Condensed Balance Sheet at December 31, 2003 (unaudited).................  3

Condensed Statements of Operations for the six and three months ended
     December 31, 2003 and 2002 (unaudited)..............................  4

Condensed Statements of Cash Flows for the six months ended
     December 31, 2003 and 2002 (unaudited)..............................  5

Notes to Condensed Financial Statements..................................  6

                          ZEN POTTERY EQUIPMENT, INC.
                            Condensed Balance Sheet
                               December 31, 2003
                                  (Unaudited)





                                     Assets
Current assets:
    Cash ..................................................   $ 19,356
    Accounts receivable ...................................      3,995
    Materials inventory, at the lower of cost or market ...      2,787
    Prepaid expenses ......................................        269
                                                              --------

                  Total current assets ....................   $ 26,407
                                                              ========

                       Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities ..............   $  7,606
                                                              --------
                  Total current liabilities ...............      7,606
                                                              --------

Shareholders' equity:
    Preferred stock .......................................         --
    Common stock ..........................................     10,151
    Additional paid-in capital ............................     72,982
    Retained loss .........................................    (64,332)
                                                              --------

                  Total shareholders' equity ..............     18,801
                                                              --------

                                                              $ 26,407
                                                              ========


            See accompanying notes to condensed financial statements


                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                           For the Six Months Ended      For the Three Months Ended
                                                                 December 31,                   December 31,
                                                         ----------------------------   ------------------------------
                                                              2003          2002             2003            2002
                                                         ------------   -------------   -------------    -------------
 Product sales:
    Related party (Note 2) ...........................   $      4,172    $      1,093    $      2,532    $      1,093
    Other ............................................          8,249          10,540           5,631           3,233
                                                         ------------    ------------    ------------    ------------
                    Total product sales ..............         12,421          11,633           8,163           4,326

Cost of product sales ................................          9,282          10,206           6,625           4,398
                                                         ------------    ------------    ------------    ------------
                    Gross profit .....................          3,139           1,427           1,538             (72)

Other costs and expenses:
    General and administrative .......................         12,035          11,137           3,016           6,298
    Research and development (Note 3) ................          6,000           8,000           6,000           8,000
    Rent expense, related party (Note 2) .............          2,025           2,025           1,013           1,012
    Contributed services, related party (Note 2) .....          2,250           2,250           1,125           1,125
                                                         ------------    ------------    ------------    ------------
                       Total other costs and expenses:         22,310          23,412          11,154          16,435

Income before income taxes ...........................        (19,171)        (21,985)         (9,616)        (16,507)

Income tax provision (Note 3) ........................             --              --              --              --
                                                         ------------    ------------    ------------    ------------

                    Net loss .........................   $    (19,171)   $    (21,985)   $     (9,616)   $    (16,507)
                                                         ============    ============    ============    ============

Basic and diluted loss per share .....................   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                         ============    ============    ============    ============

Weighted average common shares outstanding ...........     10,150,500      10,150,500      10,150,500      10,150,500
                                                         ============    ============    ============    ============



            See accompanying notes to condensed financial statements


                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                            For the Six Months Ended
                                                                   December 31,
                                                             -----------------------
                                                                2003         2002
                                                             ----------   ---------
                    Net cash provided by (used in)
                        operating activities ............... $ (13,353)   $ (19,547)
                                                             ----------   ---------

                    Net change in cash .....................    (13,353)    (19,547)

    Cash, beginning of period ..............................     32,709      72,696
                                                             ----------   ---------

    Cash, end of period .................................... $   19,356   $  53,149
                                                             ==========   =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ........................................ $       --   $      --
                                                             ==========   =========
       Interest ............................................ $       --   $      --
                                                             ==========   =========



                See accompanying notes to financials statements

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


Note 2: Related Party Transactions

During the six months ended December 31, 2003 and 2002, the Company incurred expenses of $2,700 and $2,700 payable to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and other services. The rent and other services were valued, in good faith, by the board of directors. The rent was based on rates for similar space and services in the local area. Of these amounts, $2,700 was unpaid at December 31, 2003 and reflected as due to Mile Hi.

During the six months ended December 31, 2003 and 2002, the Company incurred expenses of $2,250 and $2,025 to the president of the Company, for management services. Management services were valued, in good faith, by the board of directors. The value of management services was based on prevailing rates for such services in the local area. Of these amounts, $2,025 was unpaid at December 31, 2003 and reflected as due to Mile Hi.

The Company sold products totalling $4,173 and $1,093, respectively, to Mile Hi during the six months ended December 31, 2003 and 2002. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from Mile Hi at December 31, 2003 was $1,986.


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Cautionary Statement Regarding Forward-looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Zen Pottery Equipment, Inc. ("Zen") and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Zen, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that are outside Zen's and/or management's control. Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances. These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Zen; (ii) the products and services may not be marketed effectively by Zen; (iii) potential customers may find other products and services more suitable than the applications marketed by Zen; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Zen and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

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

     Our basic plan is to increase our operations, increase advertising in industry publications, develop new models for sale, and increase the dealer base. We market our products by direct mail and through manufacturer's representatives. One of our principal representatives is National Art Supply Company, which advertises our product in their catalogue. In addition, we place advertisements in national publications, such as Ceramics Monthly and Clay Times. We sell products predominately through our manufacturer's representatives, including Mile Hi Ceramics.

     All operational decisions will be made solely by our management. Our management has had extensive experience in this business.

GENERAL

     Our results of operations have been and will probably continue to be subject to variations. The results for a particular period may vary as a result of a number of factors. These include: the overall state of the pottery segment of the economy, the development status of, and demand for our products, economic conditions in our markets, (degree)the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by us, the introduction of new products, product enhancements by us or our competitors, and pricing and other competitive conditions.

     The following discussion involves our results of operations for the three months ended December 31, 2003 and the six months ended December 31, 2003.


Results of Operations

     Our revenues were $8,163 for the three months ended December 31, 2003, compared to $4,326 for the three months ended December 31, 2002. Our revenues were $12,421 for the six months ended December 31, 2003, compared to $11,633 for the six months ended December 31, 2002. Our revenues increased by $3,837 or approximately 89 percent for the three months ended December 31, 2003, compared to the three months ended December 31, 2002. Our revenues increased by $788 or approximately 7 percent for the six months ended December 31, 2003, compared to the six months ended December 31, 2002.

     Costs  of  products   sales  include  all  direct  costs  incurred  in  the
manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit. Gross profit from operations was $1,538 (38 percent) for the three months ended December 31, 2003 compared to a loss of $72 for the three months ended December 31, 2002. Gross profit from operations was $3,139 for the six months ended December 31, 2003, compared to $1,427 for the six months ended December 31, 2002.

     General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative costs decreased to $11,154 for the three months ended December 31, 2003 from $16,435 for the three months ended December 31, 2002. Our general and administrative costs decreased to $22,310 for the six months ended December 31, 2003 from $23,412 for the six months ended December 31, 2002. The principal reason for this decrease was the reduction in research and development activities during the relevant periods.

     We had a net loss of $9,616 for the three months ended December 31, 2003, compared to a net loss of $16,507 for the three months ended December 31, 2002. We had a net loss of $19,171 for the six months ended December 31, 2003 compared to a net loss of $21,985 for the six months ended December 31, 2002.The basic and diluted loss per share was $0.00 for all relevant periods.

Liquidity and Capital Resources

     Our principle source of liquidity is our operations. Cash at December 31, 2003 was $19,356, compared to cash of $53,149 at December 31, 2002. We have not been profitable for the last three years and for the past two fiscal quarters, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our customer base and, consequently, our revenues. We plan to look into a new product line to expand our customer base. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during these periods, although we have concluded no acquisitions and have spoken with no potential candidates.

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

     Research and development expenses. For the three months ended December 31, 2003 we had $6,000 in research and development expenses.



                          PART III - OTHER INFORMATION

ITEM 1. Legal Proceedings

    There are no materials pending legal proceedings, which the Company is a party other than ordinary routine litigation incidental to its business.

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

Dated:    2/13/04

                                   By:  /s/ Zen Zachariah Pool, III
                                   ---------------------------------------
                                        Zen Zachariah Pool, III,
                                        Chief Executive Officer and President

Dated:    2/13/04

                                   By:  /s/ Walter Nathan
                                   ---------------------------------------
                                        Walter Nathan,
                                        Chief Financial and Accounting Officer

                                  EXHIBIT INDEX
                                   Form 10-QSB
                         Quarter Ended December 31, 2003

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