Form 10QSB
period 2004-03-31
ZEN POTTERY EQUIPMENT INC
filed 2004-05-11
CIK 1145061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of March 31, 2004 were 10,150,500 common shares.

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc.

ITEM 1 FINANCIAL INFORMATION
PART 1 FINANCIAL STATEMENTS





                          ZEN POTTERY EQUIPMENT, INC.
                         Index to Financial Statements




                                                                            Page
                                                                           -----
Condensed Balance Sheet at March 31, 2004 (unaudited)......................  3

Condensed Statements of Operations for the nine and three months ended
     March 31, 2004 and 2003 (unaudited)...................................  4

Condensed Statements of Cash Flows for the nine months ended
     March 31, 2004 and 2003(unaudited)....................................  5

Notes to Unaudited Condensed Financial Statements..........................  6

                           ZEN POTTERY EQUIPMENT, INC.
                             Condensed Balance Sheet
                                 March 31, 2004
                                  (Unaudited)



                                     Assets
Current assets:
    Cash .........................................................     $ 17,777
    Accounts receivable:
       Related party (Note 2) ....................................          598
       Other .....................................................        1,396
    Materials inventory, at the lower of cost or market ..........        1,602
    Prepaid expenses .............................................          118
                                                                       --------

                  Total current assets ...........................     $ 21,491
                                                                       ========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities .....................     $  9,555
                                                                       --------
                  Total current liabilities ......................        9,555
                                                                       --------

Shareholders' equity:
    Preferred stock ..............................................           --
    Common stock .................................................       10,151
    Additional paid-in capital ...................................       72,982
    Retained loss ................................................      (71,197)
                                                                       --------

                  Total shareholders' equity .....................       11,936
                                                                       --------

                                                                       $ 21,491
                                                                       ========



            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                  (Unaudited)




                                                           For the Nine Months Ended      For the Three Months Ended
                                                                    March 31,                      March 31,
                                                        -----------------------------    ----------------------------
                                                             2004             2003           2004            2003
                                                        ------------     ------------    ------------    ------------
Product sales:
    Related party (Note 2) ..........................   $      7,137     $      1,477    $      2,965    $        384
    Other ...........................................          9,644           15,940           1,395           5,400
                                                        ------------     ------------    ------------    ------------
                    Total product sales .............         16,781           17,417           4,360           5,784

Cost of product sales ...............................         12,414           12,757           3,132           3,226
                                                        ------------     ------------    ------------    ------------
                    Gross profit ....................          4,367            4,660           1,228           2,558

Other costs and expenses:
    General and administrative ......................         14,990           20,417           6,330           7,030
    Research and development (Note 4) ...............          9,000            8,000           3,000              --
    Rent expense, related party (Note 2) ............          3,038            3,038           1,013             338
    Contributed services, related party (Note 2) ....          3,375               --           1,125              --
                                                        ------------     ------------    ------------    ------------
                       Total other costs and expenses         30,403           31,455          11,468           7,368

Income before income taxes ..........................        (26,036)         (26,795)        (10,240)         (4,810)

Income tax provision (Note 3) .......................             --               --              --              --
                                                        ------------     ------------    ------------    ------------

                    Net loss ........................   $    (26,036)    $    (26,795)   $   (10,240)    $     (4,810)
                                                        ============     ============    ============    ============

Basic and diluted loss per share ....................   $      (0.00)    $      (0.00)   $      (0.00)   $      (0.00)
                                                        ============     ============    ============    ============

Weighted average common shares outstanding ..........     10,150,500       10,150,500      10,150,500      10,150,500
                                                        ============     ============    ============    ============





            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                                 For the Nine Months Ended
                                                                                          March 31,
                                                                                 -------------------------
                                                                                     2004          2003
                                                                                 -----------   -----------
                      Net cash  (used in)
                         operating activities .................................. $  (14,932)   $   (21,957)
                                                                                 ----------    -----------

                      Net change in cash .......................................    (14,932)       (21,957)

    Cash, beginning of period ..................................................     32,709         72,696
                                                                                 ----------    -----------

    Cash, end of period ........................................................ $   17,777    $    50,739
                                                                                 ==========    ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Income taxes ............................................................ $       --    $        --
                                                                                 ==========    ===========
       Interest ...............................................................  $       --    $        --
                                                                                 ==========    ===========






            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                Notes To Unaudited Condensed Financial Statements



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

Note 2: Related Party Transactions

During the nine months ended March 31, 2004 and 2003, the Company incurred expenses of $6,413 and $3,038 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and services. The services were valued, in good faith, by the board of directors. The rent paid to Mile Hi was based on rates for similar space and services in the local area. Of these amounts, $-0- was unpaid at March 31, 2003 and reflected as due to Mile Hi.

The Company sold products totalling $7,137 and $1,477, respectively, to Mile Hi during the nine months ended March 31, 2004 and 2003. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from Mile Hi at March 31, 2003 was $598.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Note 4: Research and Development

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $9,000 and $8,000 during the nine months ended March 31, 2004 and 2003.

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

     The following discussion involves our results of operations for the nine months ended March 31, 2004 and the three months ended March 31, 2004.

Results of Operations

     Our total product sales were $16,781 for the nine months ended March 31, 2004, compared to $17,417 for the nine months ended March 31, 2003. Our total product sales were $4,360 for the three months ended March 31, 2004, compared to $5,784 for the three months ended March 31, 2003. Our total product sales were essentially flat for each comparative period.

     Costs of products sales include all direct costs incurred in the manufacturing process. The difference between our total product sales and cost of products sold is our gross profit. Gross profit from operations was $4,367 for the nine months ended March 31, 2004, compared to $4,660 for the nine months ended March 31, 2003. Gross profit from operations was $1,228 (28 percent) for the three months ended March 31, 2004 compared to $2,558 (44 percent) for the three months ended March 31, 2003.

     Our Total other costs and expenses, which include research and development costs, were $30,403 for the nine months ended March 31, 2004 compared to $31,455 for the nine months ended March 31, 2003. Our total other costs and expenses were $11,468 for the three months ended March 31, 2004 compared to $7,368 for the three months ended March 31, 2003. The principal reasons for variations were in the reduction of legal and accounting expenses and increases in research and development activities in 2004.

     General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative costs decreased to $14,990 for the nine months ended March 31, 2004 from $20,417 for the nine months ended March 31, 2003. Our general and administrative costs decreased to $6,330 for the three months ended March 31, 2004 from $7,030 for the three months ended March 31, 2003. The principal reason for the decrease was in the reduction of legal and accounting expenses.

     We had a net loss of $26,036 for the nine months ended March 31, 2004 compared to a net loss of $26,795 for the nine months ended March 31, 2003. We had a net loss of $10,240 for the three months ended March 31, 2004, compared to a net loss of $4,810 for the three months ended March 31, 2003.The basic and diluted loss per share was $0.00 for all relevant periods.

Liquidity and Capital Resources

     Our principle source of liquidity is our operations and our cash on hand. Cash at March 31, 2004 was $17,777, compared to cash of $50,739 at March 31, 2003. Net Cash used in operating activities was $14,932 for the nine months ended March 31, 2004 compared to $21,957 for the nine months ended March 31, 2003.We have not been profitable for the last three years and for the past three fiscal quarters, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity continues to be to seek to expand our customer base and, consequently, our revenues. We plan to look into a new product line to expand our customer base. If we succeed in expanding our customer base and generating sufficient revenues,we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for acquisition candidates during these periods. Although we have concluded no acquisitions, we have spoken with several potential candidates.

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

     Research and development expenses. For the nine months ended March 31, 2004 we had $9,000 in research and development expenses.


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

Dated:    5/11/04

                                   By:  /s/ Zen Zachariah Pool, III
                                   ---------------------------------------
                                        Zen Zachariah Pool, III,
                                        Chief Executive Officer and President

Dated:    5/11/04

                                   By:  /s/ Walter Nathan
                                   ---------------------------------------
                                        Walter Nathan,
                                        Chief Financial and Accounting Officer

                                  EXHIBIT INDEX
                                   Form 10-QSB
                          Quarter Ended March 31, 2004

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