Form 10KSB
period 2004-06-30
ZEN POTTERY EQUIPMENT INC
filed 2004-09-28
CIK 1145061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended: June 30, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $26,889. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of September 15, 2004 was approximately $245,175. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September 15, 2004, was 10,150,500.

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

     WE HAD A NET LOSS OF $31,721 FOR THE TWELVE MONTHS ENDED JUNE 30, 2004 AND A NET LOSS OF $38,350 FOR THE TWELVE MONTHS ENDED JUNE 30, 2003.

     For the twelve month period ended June 30, 2004, we generated a total of $38,015 in revenue. In addition, for the fiscal year ended June 30, 2004, we had a net loss of $31,721. For the twelve month period ended June 30, 2003, we generated a total of $26,889 in revenue. In addition, for the fiscal year ended June 30, 2003, we had a net loss of $38,350. Historically, we have sold only minimal numbers of our products. We have had profitable years, but we have not been profitable in the last two fiscal years. We are uncertain whether our products will achieve market acceptance such that our revenues will increase or whether we will be able to achieve significant revenue. In addition, we currently have no backlog of orders. Our market acceptance for our products and other factors that are beyond our control make it difficult for us to accurately forecast our annual and annual revenue. However, we use our forecasted revenue to establish our expense budget. Most of our costs are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any revenue shortfall. We attempt to keep revenues in line with expenses but cannot guarantee that we will be able to do so.

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

*    the loss of one or more key customers; and

*    departures of key personnel.

     Of our total outstanding shares as of September 15, 2004, a total of 9,450,000 out of 10,150,500, or approximately 93.1%, will be restricted from immediate resale but may be sold into the market in the near future under the provisions of Rule 144(d). A total of 550,000 shares, or approximately 5.4%, are restricted but are available for sale under Rule 144(k). The remaining 150,500 shares, or approximately 1.5%, are not subject to restrictions on resale. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

     (e) RAW MATERIALS

     The use of raw materials is a material factor in our operations. However, the raw materials we use are readily available. We do not see any potential problem in acquiring enough raw materials for our operations. As of June 30, 2003, we had $3,515 in materials inventory. As of June 30, 2004, we had $1,697 in materials inventory.

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

     At June 30, 2004, we had no backlogs.

    (h) EMPLOYEES

     At as of the date hereof, we have no full-time employees. Our officers and directors work as part-time employees, without compensation. We do not plan to hire any employees in the future.

    (i) PROPRIETARY INFORMATION

     We own no proprietary information.

    (j) GOVERNMENT REGULATION

     We are not subject to any material governmental regulation or approvals.

    (k) RESEARCH AND DEVELOPMENT

     During the years ended June 30, 2004 and 2003, we spent $12,500 and $12,200, respectively, to improve the design and usefulness of our raku kiln.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

     Since August, 2003, our securities have been listed for trading in the Over-the-Counter market on the NASD's "Electronic Bulletin Board." Since June, 2003, our securities have also been listed for trading in the "Pink Sheets. We currently trade under the symbol ZPYE on both the NASD's "Electronic Bulletin Board" and the "Pink Sheets. The following table sets forth the high and low bid quotation for our common stock for June, 2004.

                                      Bid Price
                            -----------------------------

                                         High       Low
                                         ----       ----
                           2004
                           ----

                           March        $0.65      $0.35

                           June         $0.65      $0.35

                           September    $0.65      $0.35


                           2003
                           ----

                           June         $0.65       $0.65

                           September    $0.65       $0.65

                           December     $0.65       $0.65


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of June 30, 2004, we had a total of 10,150,500 shares of our common shares outstanding. The number of holders of record of our common stock at that date was approximately forty-one.

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

     Research and development expenses. We had a total of $12,500 in expenses as of June 30, 2004 to improve the design and usefulness of our raku kiln.

     Interest expense. We have no such expenses.


RESULTS OF OPERATIONS FOR THE PERIOD FROM JULY 1, 2003 TO JUNE 30, 2004 AND JULY 1, 2002 TO JUNE 30, 2003.

GENERAL

     The following discussion involves our results of operations for the fiscal year from July 1, 2003 to June 30, 2004 and the results of operations for the annual period from July 1, 2002 to June 30, 2003.

RESULTS OF OPERATIONS

Our revenues increased to $38,015 for the year ended June 30, 2004 from $26,889 for the year ended June 30, 2003.

     Costs of products sales include all direct costs incurred in the manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit.

     Gross profit from operations was $7,929 for the fiscal year ended June 30, 2004, an increase from $6,869 of gross profit for the year ended June 30, 2003.

     With the exception of our general and administrative costs and our research and Development expenses, our other costs and expenses remained relatively constant during the relevant periods. They were $39,650 for the year ended June 30, 2004 compared to $45,219 for the year ended June 30, 2003. The major components of other costs and expenses are office salaries and associated payroll costs, general and health insurance costs, rent and telephone expenses. The variance in general and administrative costs came from our expenses relating to being a public company, with reporting requirements.

     We had a net loss of $31,721 for the year ended June 30, 2004 compared to a net loss of $38,350 for the year ended June 30, 2003. These net losses translate into less than $.01 per share for all relevant periods.

     Our revenues have been relatively the same for the 2004 fiscal year as compared to the 2003 fiscal year. The major difference has been a slight decrease in our general and administrative expenses. Our research and development costs have remained relatively constant. The decreased costs for general and administrative expenses are a result of decreased legal and accounting costs. The research and development costs continue to be used to improve the design and usefulness of our raku kiln. We do not expect to see these as recurring costs. In the coming fiscal year, we anticipate seeing increased activity, which should correspond to an increase in revenues. We are optimistic that we may be profitable for the next fiscal year. However, it is too early to know for certain.

Liquidity and Capital Resources

     Cash at the end of the period was $12,017 for the year ended June 30, 2004 compared to $32,708 for the year ended June 30, 2003.

     Our Net Cash Used in Operating Activities was $20,691 for the year ended June 30, 2004, compared to cash used of $39,986 for the year ended June 30, 2003.

     Our Net Cash Provided by Financing Activities was $-0- for the year ended June 30, 2004, compared to a net cash provided of $-0- for the year ended June 30, 2003. We completed an offering during the fiscal year ended June 30, 2002, which raised $75,250.

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

     New Accounting Pronouncements

     In April 2003, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2003 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In December 2003, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of June 30, 2004, the Company does not have a stock option plan in existence, however; if the Company chooses to in the future they will be subject to these guidelines.

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

ITEM 7. FINANCIAL STATEMENTS.






                           ZEN POTTERY EQUIPMENT, INC.

                              Financial Statements

                                  June 30, 2004
                  (With Report of Independent Auditors Thereon)





                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Balance Sheet at June 30, 2004 ...........................................   F-3

Statements of Operations, for the years ended
     June 30, 2004 and 2003 ..............................................   F-4

Statement of Changes in Shareholders' Equity for the period from
     July 1, 2002 through June 30, 2004 ..................................   F-5

Statements of Cash Flows, for the years ended
     June 30, 2004 and 2003 ..............................................   F-6

Notes to financial statements ............................................   F-7

                         Report of Independent Auditors



To The Board of Directors and Shareholders of
Zen Pottery Equipment, Inc.:


We have audited the accompanying balance sheet of Zen Pottery Equipment, Inc. as of June 30, 2004, and the related statements of operations, changes in shareholder's equity, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zen Pottery Equipment, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

In fiscal 2004, approximately 64 percent of Zen Pottery Equipment, Inc. sales were to a related party. Related party transactions are not arm's length transaction under the generally accepted accounting principles.



Cordovano and Honeck, P.C.
Denver, Colorado
September 22, 2004

                           ZEN POTTERY EQUIPMENT, INC.
                                  Balance Sheet
                                  June 30, 2004




                                     Assets

Cash ................................................................  $ 12,017
Accounts receivable:
    Trade ...........................................................     3,238
    Related party (Note 2) ..........................................     2,076
Materials inventory, at the lower of cost or market .................     1,697
Prepaid expenses ....................................................       498
                                                                       --------

                   Total current assets .............................  $ 19,526
                                                                       ========

                          Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable:
       Trade creditors ..............................................  $  3,360
       Related party (Note 2) .......................................     9,915
                                                                       --------
                   Total current liabilities ........................    13,275
                                                                       --------

Shareholders' equity (Note 3):
    Preferred stock, $.01 par value;  authorized 1,000,000 shares,
       issued and outstanding, -0- shares ...........................        --
    Common stock, $.001 par value;  authorized 50,000,000 shares,
       issued and outstanding, 10,150,500 shares ....................    10,151
    Additional paid-in capital ......................................    72,982
    Retained deficit ................................................   (76,882)
                                                                       --------

                   Total shareholders' equity .......................     6,251
                                                                       --------

                                                                       $ 19,526
                                                                       ========





                 See accompanying notes to financial statements
                                      F-3

                           ZEN POTTERY EQUIPMENT, INC.
                            Statements of Operations



                                                        For the Years Ended
                                                              June 30,
                                                    ---------------------------
                                                         2004          2003
                                                    ------------   ------------
Product sales:
    Related party (Note 2) .......................  $     24,375   $      2,724
    Other ........................................        13,640         24,165
                                                    ------------   ------------
               Total product sales ...............        38,015         26,889

Cost of product sales ............................        30,086         20,020
                                                    ------------   ------------
               Gross profit ......................         7,929          6,869
                                                    ------------   ------------

Other costs and expenses:
    General and administrative ...................        23,100         28,969
    Rent expense, related party (Note 2) .........         4,050          4,050
    Research and development (Note 5) ............        12,500         12,200
                                                    ------------   ------------
                 Total other costs and expenses ..        39,650         45,219
                                                    ------------   ------------

Loss before income taxes .........................       (31,721)       (38,350)

Income tax provision (Note 4) ....................            --             --
                                                    ------------   ------------

               Net loss ..........................  $    (31,721)  $    (38,350)
                                                    ============   ============

Basic and diluted loss per share .................  $         --   $         --
                                                    ============   ============
Number of weighted average common shares
    outstanding ..................................    10,150,500     10,150,500
                                                    ============   ============





                 See accompanying notes to financial statements
                                      F-4

                           ZEN POTTERY EQUIPMENT, INC.
                  Statement of Changes in Shareholders' Equity






                                                Common Stock            Additional
                                       -----------------------------     Paid-in       Retained
                                           Shares        Par Value        Capital       Deficit         Total
                                       -------------    ------------   ------------   ------------   -----------
Balance at
        July 1, 2002...................   10,150,500    $     10,151    $   72,982    $    (6,811)   $   76,322

Net loss for the year..................          --               --            --        (38,350)      (38,350)
                                       -------------    ------------   ------------   -----------   -----------
Balance at
       June 30, 2003...................   10,150,500          10,151        72,982        (45,161)       37,972

Net loss for the year..................          --               --            --        (31,721)      (31,721)
                                       -------------    ------------   ------------   ------------   -----------
Balance at
       June 30, 2004...................   10,150,500    $     10,151   $    72,982    $   (76,882)   $    6,251
                                       =============    =============  ============   ============   ===========





                 See accompanying notes to financial statements
                                      F-5

                           ZEN POTTERY EQUIPMENT, INC.
                             Statement of Cash Flows



                                                            For the Years Ended
                                                                  June 30,
                                                           ---------------------
                                                              2004       2003
                                                           ---------   ---------
Cash flows from operating activities:
    Net loss ...........................................   $(31,721)   $(38,350)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Changes in operating assets and liabilities:
          Inventory ....................................      1,818      (2,281)
          Accounts receivable and prepaid expenses .....     (2,427)        123
          Accounts payable and accrued expenses ........     11,639         522
                                                           --------    --------
                 Net cash (used in)
                    operating activities ...............    (20,691)    (39,986)
                                                           --------    --------

                 Net change in cash ....................    (20,691)    (39,986)

    Cash, beginning of period ..........................     32,708      72,694
                                                           --------    --------

    Cash, end of period ................................   $ 12,017    $ 32,708
                                                           ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes .....................................   $     --    $     --
                                                           ========    ========
      Interest .........................................   $     --    $     --
                                                           ========    ========




                 See accompanying notes to financial statements
                                      F-6

                           ZEN POTTERY EQUIPMENT, INC.
                          Notes to Financial Statements


(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation
--------------------------------------

Zen Pottery Equipment, Inc. (the "Company") was incorporated in the state of Colorado on April 19, 1991. The Company manufactures a pottery kiln for resale to the public under the name "Zen Raku Kiln." The Company maintains an inventory of materials. The Company's pottery kilns are manufactured as orders are received.

The Company's office space and its manufacturing facilities are provided by an affiliate, Mile Hi Ceramics, Inc. ("Mile Hi"), under an arrangement with their common shareholder. In addition, the Company's principle shareholder provides management services to the Company (See Note 2).

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. However, there were no cash equivalents at June 30, 2004.

Inventory
---------

Inventory, consisting of materials used to manufacture the Zen Raku Kiln, is stated at the lower of cost (first-in, first out method) or market.

Earnings (loss) per Common Share
--------------------------------

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

At June 30, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Income Taxes
------------

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

Financial Instruments
---------------------

At June 30, 2004, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Revenue Recognition Policy
--------------------------

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

                           ZEN POTTERY EQUIPMENT, INC.
                          Notes to Financial Statements


Concentration of Credit Risk
----------------------------

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

The Company operates in one industry segment with customers located in the continental U.S. Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable. The Company manages this credit risk by performing ongoing credit evaluations of its customers and does not require collateral. The Company maintains no allowances for potential losses on uncollectible accounts receivable as it considers all accounts receivable to be fully collectible. For the years ended June 30, 2004 and 2003, the Company experienced no losses on uncollectible trade accounts receivable.

(2)  Related Party Transactions

The Company conducts its operations within the headquarters of Mile Hi and uses Mile Hi's office space, manufacturing facilities and labor. The Board of Directors of the Company has estimated the value of such an arrangement to be $5,400 per year, based on rates for similar space and services in the local area. The accompanying financial statements reflect 25 percent of the office space, manufacturing facilities and labor as cost of sales and 75 percent as other expense. The Company reimburses Mile Hi through an arrangement with its common shareholder. During the year ended June 30, 2004 and 2003, the Company recorded $4,050 and $4,050, respectively as rent expense, related party in the accompanying financial statements.

During the year ended June 30, 2004 and 2003, the Company's principle shareholder charges his time and effort to the Company at the rate of $1,125 per quarter. The value of management's time and effort was estimated by comparing the level of effort to the cost of similar labor in the local market. Such estimates were approved by the board of directors. For the years ended June 30, 2004 and 2003, the Company recognized $4,500 and $4,500, in expense. The Company reviews the estimated rate from time-to-time. In addition, at June 30, 2004, $9,915 was due to Mile Hi and included in accounts payable, related party in the accompanying financial statements

The Company sold products totalling $24,375 and $2,724 to Mile Hi Ceramics, Inc. during the years ended June 30, 2004 and 2003, respectively. Mile Hi resold the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. In addition, $2,076 was due from Mile Hi and included as accounts receivable, related party at June 30, 2004.

(3)  Shareholders' Equity

Preferred Stock
---------------

According to its Articles of Incorporation, (1) the Company may issue up to 1,000,000 shares of $.01 par value preferred stock; and (2) the preferences, rights and restrictions are to be fixed by the Board of Directors prior to issuance.

(4)  Income Taxes

                           ZEN POTTERY EQUIPMENT, INC.
                          Notes to Financial Statements


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

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended June 30, 2004 and 2003:

                                                      2004           2003
                                                  -----------    ------------
U.S. statutory federal rate ......................     15.00%         15.00%
State rate .......................................      3.94%          4.25%
Permanent differences ............................     --             --
Net operating loss for which no tax
   benefit is currently available ................    -18.94%        -19.25%
                                                     --------       --------
                                                          --             --
                                                     ========       ========


At June 30, 2004, the Company has a net operating loss carryforward for federal income tax purposes of approximately $70,071, which was fully allowed for in the valuation allowance of $70,071. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended June 30, 2004 was $38,350. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforwards expire through the year 2024.

(5)  Research and Development Costs

All research and development costs are expensed as incurred. During the years ended June 30, 2004 and 2003, the Company spent $12,500 and $12,200 to improve the design and usefulness of its raku kiln.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our Directors and Executive Officers, their ages and positions held with us as of June 30, 2004 are as follows:

     NAME                          AGE        POSITION HELD
     -------------------           ---        ----------------------------------

     Zen Zachariah Pool, III       52         President, Chief Executive Officer
                                              And Director

     Susan Pool                    50         Secretary and Director

     Walter C.  Nathan             52         Treasurer, Chief Financial Officer
                                              and Director

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

     Mr. Nathan has been our Treasurer and a Director since 1996. Since February 2003, he has been employed by Manor Insurance Agency selling both personal and commercial lines of insurance. From 1990 to 2003, he had been an independent insurance agent with Gold-Mark Insurance Agency. He specialized in all lines of personal insurance, including auto, home, life, and health. From 1987 to 1990, he was President of Mile High Investments, Inc., a private company involved in the acquisition and development of a real estate property. He received his B.S. degree in Business Finance from the University of Northern Colorado in 1974. He will devote approximately ten hours to our affairs.

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

Item 6. EXECUTIVE COMPENSATION

     None of our executive officers received compensation in excess of $100,000 during the fiscal year ended June 30, 2004. We were formed in April, 1991. Compensation does not include minor business-related and other expenses paid by us. Such amounts in the aggregate do not exceed $1,000. Our President, Secretary and Treasurer serve on a part-time basis and receive no salary. The following table represents this information.

                                            SUMMARY COMPENSATION TABLE
                            Annual Compensation                Long Term Compensation
                                                Awards                      Payouts
Name                                                   Other           Restricted     Securities    All
 and                            Salary      Annual     Stock             LTIP         Underlying    Other
Principal                       Compen-      Bonus     Compen-          Award(s)      Options      Options/
Position                Year    sation($)     ($)      sation ($)         ($)           (#s)
--------                ----    ---------     ---      ----------         ---           ----       --------

Zen Zachariah Pool      2004      -0-         -0-          -0-            -0-            -0-            -0-
President               2003      -0-         -0-          -0-            -0-            -0-            -0-
                        2002      -0-         -0-          -0-            -0-            -0-            -0-

Susan Pool              2004      -0-         -0-          -0-            -0-            -0-            -0-
Secretary               2003      -0-         -0-          -0-            -0-            -0-            -0-
                        2002      -0-         -0-          -0-            -0-            -0-            -0-

Walter Nathan           2004      -0-         -0-          -0-            -0-            -0-            -0-
Treasurer               2003      -0-         -0-          -0-            -0-            -0-            -0-
                        2002      -0-         -0-          -0-            -0-            -0-            -0-

     Our principal shareholder contributed his time and effort to us at no charge for the year ended June 30, 2004. No cash or stock-based compensation was paid. Our Board of Directors estimates the value of such an arrangement to be $4,500 per year. The value of management's time and effort was estimated by comparing the level of effort to the cost of similar labor in the local market. Beginning with the 2003 fiscal year, we began reimbursing Mile Hi Ceramics, Inc. During the fiscal year ended June 30, 2004, we incurred $4,500 in expenses.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of June 30, 2004, was known by us to own beneficially more than five percent (5%) of its common stock;
(ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 10,150,500 common shares were issued and outstanding as of June 30, 2004.

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

     We conduct our operations within the headquarters of Mile Hi and use Mile Hi's office space, manufacturing facilities and labor. Our Board of Directors has estimated the value of such an arrangement to be $5,400 per year, based on rates for similar space and services in the local area. The accompanying financial statements reflect 25 percent of the office space, manufacturing facilities and labor as cost of sales and 75 percent as other expense. We reimburse Mile Hi through an arrangement with its common shareholder. During the year ended June 30, 2004 and 2003, we recorded $4,050 and $4,050, respectively as rent expense in the accompanying financial statements.

         During the year ended June 30, 2004 and 2003, our principal shareholder charged his time and effort at the rate of $1,125 per quarter. The value of management's time and effort was estimated by comparing the level of effort to the cost of similar labor in the local market. Such estimates were approved by our Board of Directors. For the years ended June 30, 2004 and 2003, we recognized $4,500 and $4,500, in expense. We review the estimated rate from time-to-time. In addition, at June 30, 2004, $9,915 was due to Mile Hi and included in accounts payable, related party in the accompanying financial statements.

         We sold products for a total of $24,375 and $2,724 to Mile Hi Ceramics, Inc. during the years ended June 30, 2004 and 2003, respectively. Mile Hi resold the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. In addition, $2,076 was due from Mile Hi and included as accounts receivable, related party at June 30, 2004.


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

The following financial information is filed as part of this report:

(1)  FINANCIAL STATEMENTS

(2)  SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

EXHIBIT NO.   DESCRIPTION
-----------   ----------------------------------------------------------------

   3.1+       Amended and Restated Articles of Incorporation

   3.2+       Bylaws

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003


     + Previously filed with Form 10-SB on January 16, 2003.

(c) REPORTS ON FORM 8-K. We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2004.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Zen Pottery Equipment, Inc.



Dated:  SEPTEMBER 28, 2004                 By: /s/ Zen Zachariah Pool, III
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

                                             CHIEF FINANCIAL OFFICER


Dated: SEPTEMBER 28, 2004                 By: /s/ Walter Nathan
       ------------------                     ---------------------------
                                              Walter Nathan
                                              Treasurer

Dated: SEPTEMBER 28, 2004                 By: /s/ Zen Zachariah Pool, III
       ------------------                     ---------------------------
                                              Zen Zachariah Pool, III
                                              Director

Dated: SEPTEMBER 28, 2004                 By: /s/ Susan Pool
       ------------------                     ---------------------------
                                              Susan Pool
                                              Director