Form 10QSB
period 2004-09-30
ZEN POTTERY EQUIPMENT INC
filed 2004-11-15
CIK 1145061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of September 30, 2004 were 10,150,500 common shares. The aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on November 1, 2004) was approximately $246,000.

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc.

ITEM 1 FINANCIAL INFORMATION
PART 1 FINANCIAL STATEMENTS


Zen Pottery Equipment, Inc.
1st Quarter Form 10-QSB




                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Balance Sheet, September 30, 2004 (unaudited)................   3
     Condensed Statements of Operations for the three months
        ended September 30, 2004 (unaudited) and 2003 (unaudited)...........   4
     Condensed Statements of Cash Flows for the three months ended
        September 30, 2004 (unaudited) and 2003 (unaudited).................   5
     Notes to unaudited condensed financial statements......................   6

     Item 2.  Management's Discussion and Analysis or Plan of Operation.....   7

     Item 3.  Controls and Procedures.......................................  10

PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  10
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  10
     Item 3.  Defaults Upon Senior Securities...............................  10
     Item 4.  Submission of Matters to a Vote of Security Holders...........  10
     Item 5.  Other Information.............................................  10
     Item 6.  Exhibits......................................................  10

Signatures..................................................................  11

                          ZEN POTTERY EQUIPMENT, INC.
                            Condensed Balance Sheet
                               September 30, 2004
                                  (Unaudited)




                                     Assets
Current assets:
     Cash ........................................................     $ 12,566
     Accounts receivable:
        Trade ....................................................          600
        Related party (Note 2) ...................................        2,767
     Materials inventory, at the lower of cost or market .........        4,415
     Prepaid expenses ............................................          365
     Other assets ................................................        2,500
                                                                       --------

                      Total current assets .......................     $ 23,213
                                                                       ========

                      Liabilities and Shareholders' Deficit

Liabilities:
     Accounts payable:
        Trade creditors ..........................................     $ 12,579
        Related party (Note 2) ...................................       12,375
                                                                       --------

                      Total current liabilities ..................       24,954
                                                                       --------

Shareholders' deficit:
     Preferred stock .............................................           --
     Common stock ................................................       10,151
     Additional paid-in capital ..................................       72,982
     Retained loss ...............................................      (84,874)
                                                                       --------

                      Total shareholders' deficit ................       (1,741)
                                                                       --------

                                                                       $ 23,213
                                                                       ========



            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Operations
                                   (Unaudited)




                                                    For the Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        2004          2003
                                                   ------------    ------------
Product sales:
    Related party (Note 2) .....................   $      2,767    $      1,640
    Other ......................................          3,769           2,618
                                                   ------------    ------------
               Total product sales .............          6,536           4,258

Cost of products sold ..........................          4,595           2,657
                                                   ------------    ------------
               Gross profit ....................          1,941           1,601

Other costs and expenses:
    General and administrative .................          7,797           9,019
    Management services, related party (Note 2)           1,125           1,125
    Rent expense, related party (Note 2) .......          1,012           1,012
                                                   ------------    ------------
                 Total other costs and expenses           9,934          11,156
                                                   ------------    ------------

Income before income taxes .....................         (7,993)         (9,555)

Income tax provision (Note 3) ..................             --              --
                                                   ------------    ------------

               Net loss ........................   $     (7,993)   $     (9,555)
                                                   ============    ============

Basic and diluted loss per share ...............   $         --    $         --
                                                   ============    ============

Weighted average common shares outstanding .....     10,150,500      10,150,500
                                                   ============    ============






            See accompanying notes to condensed financial statements

                          ZEN POTTERY EQUIPMENT, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                        For the Three Months Ended
                                                                September 30,
                                                        --------------------------
                                                             2004        2003
                                                           --------    --------
Net cash provided by (used in)
    operating activities ..............................    $    549    $ (3,587)
                                                           --------    --------

    Net change in cash ................................         549      (3,587)

    Cash, beginning of period .........................      12,017      32,709
                                                           --------    --------

    Cash, end of period ...............................    $ 12,566    $ 29,122
                                                           ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ....................................    $     --    $     --
                                                           ========    ========
      Interest ........................................    $     --    $     --
                                                           ========    ========





            See accompanying notes to condensed financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                     Notes To Condensed Financial Statements
                                   (Unaudited)



Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto.

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

Note 2: Related Party Transactions

During the three months ended September 30, 2004 and 2003, the Company incurred expenses of $ 1,012 and $1,012 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and other services. The rent and other services was valued, in good faith, by the board of directors. The rent was based on rates for similar space and services in the local area. At September 30, 2004, $6,750 was unpaid and reflected as due to related party.

During the three months ended September 30, 2004 and 2003, the Company incurred expenses of $ 1,125 and $1,125 to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for management services. Management services were valued, in good faith, by the board of directors. The value of management services was based on prevailing rates for such services in the local area. At September 30, 2004, $5,625 was unpaid and reflected as due to related party.

The Company sold products totalling $2,767 and $1,640, respectively, to Mile Hi during the three months ended September 30, 2004 and 2003. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from related party at September 30, 2004 was $2,767.

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

     The following discussion involves our results of operations for the three months ended September 30, 2004.

Results of Operations

     Our total product sales were $6,536 for the three months ended September 30, 2004, compared to $4,258 for the three months ended September 30, 2003.

     Costs of products sales include all direct costs incurred in the manufacturing process. The difference between our total product sales and cost of products sold is our gross profit. Gross profit from operations was $1,941 for the three months ended September 30, 2004, compared to $1,601 for the three months ended September 30, 2003.

     Our total other costs and expenses were $9,934 for the three months ended September 30, 2004 compared to $11,156 for the three months ended September 30, 2003. The total other costs and expenses variations were a result of lower general and administrative expenses in 2004.

     General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative expenses decreased to $7,797 for the three months ended September 30, 2004 from $9,019 for the three months ended September 30, 2003. The principal reason for the decrease was in the reduction of legal and accounting expenses.

     We had a net loss of $7,993 for the three months ended September 30, 2004 compared to a net loss of $9,555 for the three months ended September 30, 2003. The basic and diluted loss per share was $0.00 for all relevant periods. A combination of more revenues a lower costs contributed to the decline in our net loss for the three months ended September 30, 2004.

Liquidity and Capital Resources

     Our principle source of liquidity remains our operations and our cash on hand. Cash at September 30, 2004 was $12,566, compared to cash of $29,122 at September 30, 2003. Net Cash provided by operating activities was $549 for the three months ended September 30, 2004 compared to net cash used in operating activities of $3,587 for the three months ended September 30, 2003.

     We have not been profitable for the last four years and for the past fiscal quarter, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity continues to be to seek to expand our customer base and, consequently, our revenues. We continue to examine a possible new product line to expand our customer base but have not implemented it.

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

     Research and development expenses. For the three months ended September 30, 2004 we had no research and development expenses.

ITEM 3. Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting each of them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                           PART II - OTHER INFORMATION

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

Dated:    November 15, 2004

                                   By:  /s/ Zen Zachariah Pool, III
                                   ---------------------------------------
                                        Zen Zachariah Pool, III,
                                        Chief Executive Officer and President

Dated:    November 15, 2004

                                   By:  /s/ Walter Nathan
                                   ---------------------------------------
                                        Walter Nathan,
                                        Chief Financial and Accounting Officer

                                  EXHIBIT INDEX
                                   Form 10-QSB
                        Quarter Ended September 30, 2004

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