Form 10QSB
period 2004-12-31
ZEN POTTERY EQUIPMENT INC
filed 2005-02-02
CIK 1145061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

The number of shares outstanding of Registrant's common stock, par value $.001 per share, as of December 31, 2004 were 10,150,500 common shares. The aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the OTC Bulletin Board on December 31, 2004) was approximately $246,000.

References in this document to "us," "we," or "the Company" refer to Zen Pottery Equipment, Inc.

ITEM 1 FINANCIAL INFORMATION
----------------------------

PART 1 FINANCIAL STATEMENTS

                           ZEN POTTERY EQUIPMENT, INC.
                          Index to Financial Statements

                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheet at December 31, 2004 (unaudited) ......  3

Condensed Consolidated Statements of Operations for the six and
     three months ended December 31, 2004 and 2003 (unaudited) .............  4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003 (unaudited) ..........................  5

Notes to Condensed Consolidated Financial Statements (Unaudited) ...........  6

                           ZEN POTTERY EQUIPMENT, INC.
                      Condensed Consolidated Balance Sheet
                                December 31, 2004
                                   (Unaudited)


                                     Assets
Current assets:
    Cash .........................................................     $  6,961
    Accounts receivable:
       Trade .....................................................        1,401
       Related party (Note 2) ....................................        5,436
    Materials inventory, at the lower of cost or market ..........        4,280
    Prepaid expenses .............................................          231
    Deposit ......................................................        2,500
                                                                       --------

                  Total current assets ...........................     $ 20,809
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable:
       Trade creditors ...........................................     $  3,965
       Related party (Note 2) ....................................       14,850
                                                                       --------

                  Total current liabilities ......................       18,815
                                                                       --------

Shareholders' equity:
    Preferred stock ..............................................         --
    Common stock .................................................       10,151
    Additional paid-in capital ...................................       72,982
    Retained loss ................................................      (81,139)
                                                                       --------

                  Total shareholders' equity .....................        1,994
                                                                       --------

                                                                       $ 20,809
                                                                       ========

      See accompanying notes to condensed consolidated financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          For the Six Months Ended      For the Three Months Ended
                                                               December 31,                    December 31,
                                                        ----------------------------    ---------------------------
                                                           2004             2003            2004          2003
                                                        ------------    ------------    ------------   ------------
Product sales:
    Related party (Note 2) ..........................   $     20,320    $      4,172    $     17,553   $      2,532
    Other ...........................................          6,415           8,249           2,646          5,631
                                                        ------------    ------------    ------------   ------------
                   Total product sales ..............         26,735          12,421          20,199          8,163

Cost of product sales ...............................         16,264           9,282          11,669          6,625
                                                        ------------    ------------    ------------   ------------
                   Gross profit .....................         10,471           3,139           8,530          1,538

Other costs and expenses:
    General and administrative ......................         10,454          12,035           2,657          3,016
    Research and development ........................           --             6,000            --            6,000
    Rent expense, related party (Note 2) ............          2,025           2,025           1,013          1,013
    Contributed services, related party (Note 2) ....          2,250           2,250           1,125          1,125
                                                        ------------    ------------    ------------   ------------
                      Total other costs and expenses:         14,729          22,310           4,795         11,154

Loss before income taxes ............................         (4,258)        (19,171)          3,735         (9,616)

Income tax provision (Note 3) .......................           --              --              --             --
                                                        ------------    ------------    ------------   ------------

                   Net loss .........................   $     (4,258)   $    (19,171)   $      3,735   $     (9,616)
                                                        ============    ============    ============   ============

Basic and diluted loss per share ....................   $      (0.00)   $      (0.00)   $       0.00   $      (0.00)
                                                        ============    ============    ============   ============

Weighted average common shares outstanding ..........     10,150,500      10,150,500      10,150,500     10,150,500
                                                        ============    ============    ============   ============

      See accompanying notes to condensed consolidated financial statements

                           ZEN POTTERY EQUIPMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                      (Unaudited) For the Six Months Ended

                                                            December 31,
                                                       --------------------
                                                         2004        2003
                                                       --------    --------
    Net cash used in
       operating activities .........................  $ (5,056)   $(13,353)
                                                       --------    --------

    Net change in cash ..............................    (5,056)    (13,353)

    Cash, beginning of period .......................    12,017      32,709
                                                       --------    --------

    Cash, end of period .............................  $  6,961    $ 19,356
                                                       ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .................................  $   --      $   --
                                                       ========    ========
       Interest .....................................  $   --      $   --
                                                       ========    ========

      See accompanying notes to condensed consolidated financial statements

                           ZEN POTTERY EQUIPMENT, INC
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1: Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of Zen Pottery Equipment, Inc. and Zen Raku Enterprises, Inc. (ZRE) (together, the "Company"). ZRE was formed on October 1, 2004, when all assets and liabilities of Zen Pottery Equipment, Inc. were transferred in exchange for one hundred percent of its common stock. The change in reporting entity did not have an effect in net income and earnings per share.

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

Note 2: Related Party Transactions

During the six months ended December 31, 2004 and 2003, the Company incurred expenses of $2,025 and $2,025 payable to Mile High Ceramics, Inc. ("Mile Hi"), an affiliate, for rent and other services. The rent and other services were valued, in good faith, by the board of directors. The rent was based on rates for similar space and services in the local area. Of these amounts, $8,100 was unpaid at December 31, 2004 and reflected as due to related party.

During the six months ended December 31, 2004 and 2003, the Company incurred expenses of $2,250 and $2,250 to the president of the Company, for management services. Management services were valued, in good faith, by the board of directors. The value of management services was based on prevailing rates for such services in the local area. Of these amounts, $6,750 was unpaid at December 31, 2004 and reflected as due to related party.

The Company sold products totalling $20,320 and $4,172, respectively, to Mile Hi during the six months ended December 31, 2004 and 2003. Mile Hi resells the products to its customers. Such sales are reflected as related party transactions in the accompanying financial statements. Due from related party at December 31, 2004 was $5,436.

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

     On October 1, 2004, we transferred all of our operations, including all assets and liabilities, to Zen Raku Enterprises, Inc. for one hundred percent of its common stock, making it a wholly-owned subsidiary.

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

     The following discussion involves our results of operations for the three months ended December 31, 2004 and the six months ended December 31, 2004.

Results of Operations

Our revenues were $20,199 for the three months ended December 31, 2004, compared to $8,163 for the three months ended December 31, 2003. Our revenues were $26,735 for the six months ended December 31, 2004, compared to $12,421 for the six months ended December 31, 2003. Our revenues increased significantly by $12,036, approximately 117 percent for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. Our revenues increased by $14,314 or approximately 115 percent for the six months ended December 31, 2004, compared to the six months ended December 31, 2003.

     Costs of products sales include all direct costs incurred in the manufacturing process. The difference between our gross revenues and cost of products sold is our gross profit. Gross profit from operations was $8,530 for the three months ended December 31, 2004 compared to a profit of $1,538 for the three months ended December 31, 2003. Gross profit from operations was $10,471 for the six months ended December 31, 2004, compared to $3,139 for the six months ended December 31, 2003.

     General and administrative expenses constitute the principal part of our other costs and expenses. Our general and administrative costs decreased to $2,657 for the three months ended December 31, 2004 from $3,016 for the three months ended December 31, 2003. Our general and administrative costs decreased to $10,454 for the six months ended December 31, 2004 from $12,035 for the six months ended December 31, 2003. The principal reason for this decrease was the reduction in legal and accounting fees during the relevant periods.

     We had net income of $3,735 for the three months ended December 31, 2004, compared to a net loss of $9,616 for the three months ended December 31, 2003. We had a net loss of $4,258 for the six months ended December 31, 2004 compared to a net loss of $19,171 for the six months ended December 31, 2003. The basic and diluted loss per share was $0.00 for all relevant periods.

Liquidity and Capital Resources

     Our principle source of liquidity is our operations. Cash at December 31, 2004 was $6,961, compared to cash of $19,356 at December 31, 2003. With the exception of the most recent fiscal quarter, we have not been profitable for the last three years.
Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our customer base and, consequently, our revenues. We plan to look into a new product line to expand our customer base.
If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for an acquisition candidate during these periods, although we have concluded no acquisitions and have spoken with no potential candidates.

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

         On October 1, 2004, we transferred all of our operations, including all assets and liabilities, to Zen Raku Enterprises, Inc. for one hundred percent of its common stock, making it a wholly-owned subsidiary.

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

     Research and development expenses. We had no research and development expenses for any relevant periods.

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


                                     ZEN POTTERY EQUIPMENT, INC.

Dated:    FEBRUARY 2, 2005

                                By:  /s/ Zen Zachariah Pool, III
                                     ------------------------------------------
                                          Zen Zachariah Pool, III,
                                          Chief Executive Officer and President

Dated:    FEBRUARY 2, 2005

                                By:  /s/ Walter Nathan
                                     -------------------------------------------
                                          Walter Nathan,
                                          Chief Financial and Accounting Officer

                                  EXHIBIT INDEX
                                   Form 10-QSB
                         Quarter Ended December 31, 2004

Exhibit
  No.      Description
------     -----------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2       Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003