Form 10QSB
period 2005-03-31
XETHANOL CORP
filed 2005-05-20
CIK 1145061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2005    Commission File Number: 000-50154



                              XETHANOL CORPORATION
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

--------------------------------------------------------------------------------
          DELAWARE                                       84-1169517
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

--------------------------------------------------------------------------------
                 1185 Avenue of the Americas, New York, NY 10036
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

--------------------------------------------------------------------------------
                                 (646) 723-4000
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 16, 2005, the Company had 14,024,013 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                              Xethanol Corporation
                           Consolidated Balance Sheets



Part I - Financial Information

Item 1 - Financial Statements


                                                            March 31,      December 31,
                                                               2005            2004
                                                           ------------    ------------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $  3,173,244    $    113,472
  Restricted cash in escrow                                          --          52,376
  Deposit                                                       200,000              --
 Receivables:
    Trade                                                        25,187          12,870
    Related parties                                                  --          42,510
  Inventory:
     Supplies and chemicals                                          --          27,453
     Work in progress                                                --          10,860
  Prepaid expenses and other assets                             217,055          41,079
                                                           ------------    ------------
          Total current assets                                3,615,486         300,620
                                                           ------------    ------------
Property and equipment, at cost:
  Land                                                           61,887          61,887
  Buildings                                                   1,466,169       1,463,246
  Equipment and machinery                                     4,886,162       4,537,303
  Leasehold improvements                                        496,444         158,714
  Furniture and fixtures                                         43,648          36,450
                                                           ------------    ------------
                                                              6,954,310       6,257,600
  Less accumulated depreciation and amortization                269,580         228,888
                                                           ------------    ------------
                                                              6,684,730       6,028,712
                                                           ------------    ------------
Goodwill                                                        205,000         205,000
License agreements, net of accumulated
  amortization of $38,214 in 2005 and $15,181 in 2004         1,624,286         834,819
Investment                                                      100,000         100,000
Other assets                                                     55,429          55,429
                                                           ------------    ------------
      TOTAL ASSETS                                         $ 12,284,931    $  7,524,580
                                                           ============    ============

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    453,718    $    329,620
  Accounts payable related parties                              213,353         388,736
  Accrued expenses                                              202,226         222,850
                                                           ------------    ------------
       Total current liabilities                                869,297         941,206
                                                           ------------    ------------

Mortgages payable                                             1,125,000       4,125,000
Senior secured notes payable                                  5,000,000              --
                                                           ------------    ------------
       Total long-term liabilities                            6,125,000       4,125,000
                                                           ------------    ------------

Commitment

Stockholders' equity:
 Preferred stock, $0.001 par value, 1,000,000 shares
  authorized; 0 shares issued and outstanding
 Common stock, $0.001 par value, 50,000,000 shares authorized;
  14,014,013 and 11,546,705 shares issued and outstanding
  in 2005 and 2004, respectively                                 13,374          11,547
 Additional paid-in-capital                                  12,209,590       6,442,119
 Accumulated deficit during development stage                (6,932,330)     (3,995,292)
                                                           ------------    ------------
       Total stockholders' equity                             5,290,634       2,458,374
                                                           ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 12,284,931    $  7,524,580
                                                           ============    ============


See notes to consolidated financial statements

                              Xethanol Corporation
                      Consolidated Statements of Operations


                                                                                 January 24,
                                                                                2000 (Date of
                                                    Three Months Ended          Inception) to
                                                  March 31,      March 31,        March 31,
                                                    2005           2004             2005
                                                ------------    ------------    ------------
                                                (Unaudited)      (Unaudited)    (Unaudited)

Sales                                           $     98,918    $     40,412    $    713,461

Cost of sales including depreciation of
$39,390 in 2005 and $43,084 in 2004                  146,543         138,619         859,858

                                                ------------    ------------    ------------
                                                     (47,625)        (98,207)       (146,397)

Operating expenses including depreciation and
  amortization of $24,336 in 2005 and $0 in
  2004                                             2,491,388         492,016       6,183,209
                                                ------------    ------------    ------------
                                                  (2,539,013)       (590,223)     (6,329,606)

Other income (expense):
  Interest income                                      4,299              --          14,895
  Organizational expenses                           (300,000)             --        (300,000)
  Interest expense                                  (149,997)        (24,966)       (411,223)
  Other income                                        47,673           8,907          93,604
                                                ------------    ------------    ------------
Total other income (expense)                        (398,025)        (16,059)       (602,724)

                                                ------------    ------------    ------------
Net loss                                        $ (2,937,038)   $   (606,282)   $ (6,932,330)
                                                ============    ============    ============

Basic and diluted net loss per share            $      (0.23)   $      (0.06)
                                                ============    ============

Weighted average number of shares outstanding     12,694,666       9,551,606
                                                ============    ============


See notes to consolidated financial statements

                              Xethanol Corporation
                      Consolidated Statements of Cash Flows




                                                                                           January 24,
                                                      Three Months      Three Months     2004 (Date of
                                                         Ended              Ended        Inception) to
                                                     March 31, 2005    March 31, 2004    March 31, 2005
                                                     --------------    --------------    --------------
                                                      (Unaudited)        (Unaudited)       (Unaudited)

Cash flows from operating activities
Net loss                                             $   (2,937,038)   $     (606,282)   $   (6,932,330)
Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                           63,726            43,084           307,795
     Shares, stock options and warrants issued for
       services                                           1,383,983                --         1,845,958
       Impairment loss on investments                            --                --            98,277
       Changes in operating assets and liabilities:
       Restricted cash                                       52,376            37,784                --
       Deposit                                             (200,000)               --          (216,336)
     Receivables                                             30,193            23,562           (36,187)
     Inventory                                               38,313            38,068            50,000
       Prepaid expenses and other assets                   (175,975)          231,858          (245,148)
       Accounts payable                                     (51,285)          109,698           667,071
      Accrued expenses                                      (20,625)           22,822           120,631
                                                     --------------    --------------    --------------
Net cash used in operating activities                    (1,816,335)          (99,406)       (4,340,270)
                                                     --------------    --------------    --------------

Cash flows from investing activities
Acquisitions                                                     --                --        (1,925,000)
Purchase of investments                                          --                --          (198,277)
Purchases of property and equipment                        (696,710)               --          (872,717)
                                                     --------------    --------------    --------------
Net cash used in investing activities                      (696,710)               --        (2,995,994)
                                                     --------------    --------------    --------------

Cash flows from Financing activities
(Payment) issuance of note payable                       (3,000,000)               --        (3,000,000)
Issuance (payment) note payable                           5,000,000                --         5,000,000
Cash received for common stock                            3,572,817           154,500         8,584,508
Loan to an affiliate                                             --                --           (75,000)
                                                     --------------    --------------    --------------
Net cash provided by financing activities                 5,572,817           154,500        10,509,508
                                                     --------------    --------------    --------------

Net increase in cash and cash equivalents                 3,059,772            55,094         3,173,244
Cash and cash equivalents -  beginning of period            113,472            95,707                 ~
                                                     --------------    --------------    --------------
Cash and cash equivalents - end of period            $    3,173,244    $      150,801    $    3,173,244
                                                     ==============    ==============    ==============


Supplemental Disclosures
Interest paid                                        $       24,997    $       16,644    $      286,263

Non-cash activity
Property acquired for debt assumed in acquisitions   $           --    $           --    $    4,206,953
License agreements acquired in exchange
 for common stock                                    $      812,500    $           --    $    1,662,500
Goodwill recorded for acquisition of Permeate        $           --    $           --    $      205,000


See notes to consolidated financial statements

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2005

Note A - General

[1] Description of Development Stage Operations and Basis of Presentation

The Company was originally incorporated on January 24, 2000 in Delaware as Freereal-Timequote.com, Inc. On August 8, 2000, the Company changed its name from Freereal-Timequote.com, Inc. to LondonManhattan.com, Inc. ("LondonManhattan"). On September 19, 2001, LondonManhattan changed its name to Xethanol Corporation, to function as a holding and management company for a series of planned acquisitions and new ventures in the waste-to-ethanol industry. Ethanol is a federally mandated, clean burning, renewable fuel, used as an oxygenate in 10% gasoline blends under the Clean Air Act and an octane enhancer to improve vehicle performance. The Company's business model is to profit from converting waste sugars into ethanol and to grow by acquiring and/or co-locating waste-to-ethanol plants on or in proximity to the waste site in alliance with waste generators. The objective is to monetize waste streams, including off-specification finished products and biomass, which previously had no viable recovery technologies.

As of March 31, 2005, the Company has devoted most of its activities to establishing its business, including raising capital and seeking acquisitions. Accordingly, the Company's financial statements are presented as a development stage company as defined in Statement of Financial Accounting Standards No. 7.

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnoted contained in the company's current report on Form 8 - K/A for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission on April 20, 2005.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. The balance sheet at December 31, 2004 was derived from audited financial statements at such date.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercomany accounts and transactions have been eliminated in consolidation.

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

[2] Going Concern

Since inception, the Company has recorded aggregate losses from operations of $6,932,330 and has incurred total negative cash flow from operations of $4,340,270. As described in Notes B and D, the Company has secured additional debt and equity financing in January and February of 2005, and as of March 31, 2005 the Company had a cash balance of approximately $3,173,244.

Based upon the Company's current financial condition, cash forecast and operating plan, the Company believes that it has adequate cash resources to sustain its operations until December 2005. However, the Company's continued existence is dependent upon several factors, including the opening of its Xethanol Biofuels LLC ("Biofuels") plant and the ability to achieve profitability from the sale of the Company's product. Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing through private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise doubt about the Company's ability to continue as a going concern

[3] Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted this pronouncement during the quarter period may have on its consolidated financial statements.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2005

Note B -  Private Placement and Reverse Merger

In February 2005, the Company completed the closing of a private offering of a total of 1,190,116 shares of common stock at a price of $3.25 per share to accredited investors pursuant to the terms of a Confidential Private Offering Memorandum, dated November 2004, as supplemented (the "Offering"). Total net proceeds from the Offering were $3,572,817.

Concurrently, with the closing of the Offering, the Company completed a recapitalization in the form of a "reverse merger" transaction with Zen Pottery Equipment, Inc. ("Zen"), a publicly traded Colorado corporation. As part of the merger, Xethanol Corporation merged into a wholly owned subsidiary of Zen. Zen acquired all the outstanding capital stock of the Xethanol and, in consideration, issued 9,706,781 shares of its common stock to the Xethanol shareholders. Zen retired all of its prior existing shares of common stock except for 1,950,500 shares of common stock retained by the original shareholders of Zen. Placement agents and advisors received an additional 558,844 shares of common stock for services rendered in connection with the Offering and the reverse merger. After the closing of the Offering and the reverse merger, there were 13,406,241 shares of common stock of the Company issued and outstanding. Also, as result of the merger, warrants to purchase 1,465,068 shares of common stock of Xethanol were converted to warrants to purchase 1,293,376 shares of the common stock of the Company.

In March 2005, following the merger, Zen reincorporated from the state of Colorado to the state of Delaware and changed its corporate name to Xethanol Corporation. As part of the Company's reincorporation in Delaware, the authorized capital was amended to 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

For financial reporting purposes, the Company is deemed to be the acquirer in the reverse merger transaction. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements are those of the Company and are recorded at the historical cost basis of the Company.

Note C  - Acquisition of Superior Separation Technologies, Inc.

On January 11, 2005 the Company acquired 100% of the issued and outstanding common stock of Superior Separation Technologies, Inc. ("SSTI") from UTEK Corporation in exchange for 250,000 shares of the Company's common stock (adjusted to 220,702 shares to reflect the effects of the reverse merger). SSTI holds a license agreement, which has a term of twenty years, to a patented technology developed at the U.S. Department of Energy's National Renewable Energy Laboratory designed to effectively separate lignocellulosic material into lignin, cellulose and dissolved sugars. The license calls for minimum royalty payments of $10,000 in 2007, $25,000 in 2008 and $50,000 in 2009 and each successive year thereafter until the end of the license term.

Note D  - Senior Secured Note Financing

On January 19, 2005, the Company completed a transaction with two institutional investors, primarily to refinance the short-term note issued for the acquisition of the Biofuels facility. At the closing of that transaction, Biofuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000. A portion of the proceeds of the financing were used to satisfy the $3,000,000 demand note held by First National Bank of Omaha. The Company is using the remaining proceeds to refurbish and upgrade capacity at the Biofuels facility, fund start-up activities at the facility and related working capital requirements, and pay legal and other professional fees related to the financing. The senior secured royalty income notes provide for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, distillers wet grain ("DWG") and any other co-products, including xylitol, at the Biofuels facility, with the principal becoming due in January 2012. The Company has the right to require the holders of the notes, from and after January 2008, to surrender their notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the notes have the right to convert their notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 1,250,000 shares of common stock).

As of March 31, 2005, the total accrued interest on the senior secured royalty notes amounted to $125,000.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2005

Note E - Related Party Transactions

In September 2001, we entered into a Management Services Agreement with London Manhattan Limited, Inc., a corporation controlled by Christopher d'Arnaud-Taylor, our Chairman and Chief Executive Officer, for the senior corporate management services of Mr. d'Arnaud-Taylor as its President. Pursuant to this agreement, the Company agreed to pay London Manhattan Limited, Inc. a monthly management fee, an incentive bonus based on the closing of project transactions and a percentage of our earnings before interest, depreciation and amortization. In connection with the reverse merger and Offering, the Company and London Manhattan Limited, Inc. agreed to terminate the Management Services Agreement, with no further liability or obligation on the part of the parties (except for certain earned, accrued fees), effective as of the closing of such transactions. Total payment to London Manhattan Limited during the current period were $45,000. In January 2005, Mr. d'Arnaud-Taylor entered into an employment agreement directly with the Company to continue serving as Chairman and Chief Executive for a term of three years.

In January 2003, we entered into a Consulting Services Agreement with Jeffrey Langberg & Associates, pursuant to which Jeffrey S. Langberg, now one of our directors, provided business advisory services. Under this agreement, we had agreed to pay Jeffrey Langberg & Associates a monthly consulting fee, an incentive bonus based on the closing of project transactions and a fee for introductions to investors. In connection with the reverse merger and Offering, we and Jeffrey Langberg & Associates agreed to terminate the Consulting Services Agreement, with no further liability or obligation on the part of the parties or of us (except for certain earned, accrued fees), effective as of the closing of such transactions.

In February 2005, we entered into a Consulting Services Agreement with Mr. Langberg, pursuant to which Mr. Langberg agreed to provide general business advisory services. Under this agreement, we agreed to pay Mr. Langberg a monthly consulting fee and a sign-on bonus. Mr. Langberg agreed to waive any compensation otherwise payable to him as a director of our Company. Mr. Langberg is a significant shareholder of the Company and beneficially owns approximately 8.7% of the Company's common stock. Total payments to Mr. Langberg during the current period were $270,000.

The Company subleases its office space in New York from a limited liability company in which Mr. Langberg is the managing member. The Company pays $4,000 per month in rent, on a month-to-month basis, representing the proportion of the square footage of the office space occupied by us to the total square footage of the entire leased premises.

Note F -  Incentive Compensation Plan

On February 2, 2005, following the completion of the reverse merger, our board of directors adopted and approved a new 2005 Incentive Compensation Plan (the "2005 Plan"), which was subsequently approved by the Company's shareholders on March 29, 2005.

The terms of the 2005 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the 2005 Plan, the total number of shares of our common stock that may be subject to the granting of awards under the 2005 Plan shall be equal to 2,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The persons eligible to receive awards under the 2005 Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries.

As of March 31, 2005, 387,070 shares of our common stock were awarded under the 2005 Plan. The fair value of these shares was estimated using the Offering price of $3.25 per share and was recorded as employee compensation or consulting fee expense in the current period. During the current period, compensation expense related to these stock awards was $1,257,978.

As of March 31, 2005, options to purchase 160,000 shares of our common stock were awarded under the 2005 Plan. These options are exercisable over a three-year period with exercise prices of $3.75 or $4.00 per share. The fair value of the options is estimated at the grant date using the Black-Scholes option pricing model. Significant assumptions used in the model were 3.71% as the risk-free rate and 40% for volatility. The fair value of the options is recorded as compensation expense or consulting fee expense over the respective vesting periods. During the current period, compensation expense related to these options was $126,005.

Note G - Subsequent Event

On April 1, 2005, the Company temporarily ceased operations at its Permeate Refining ("Permeate") facility while it undergoes repair and refurbishment. The plant is expected to reopen during the third quarter of 2005.

Item 2 - Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risk and uncertainties including changing market conditions, competitive and regulatory matters, etc. detailed in the disclosure contained in this Form 10-QSB and other regulatory filings with the U.S. Securities and Exchange Commission made by the Company from time to time. The discussion of the Company's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Company's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Overview

On February 2, 2005, the Company completed a reverse merger transaction with Zen, a Colorado corporation formed in April 1991. Prior to the merger, Zen was a company that manufactured pottery kilns. After the merger, the business of Zen was discontinued and succeeded to the business of Xethanol as its sole line of business. Upon the closing of the merger, the directors and management of Xethanol became the directors and management of Zen which then reincorporated in Delaware and changed its name to Xethanol Corporation. For a more complete description of the reverse merger transaction, see our current report on Form 8-K, dated February 2, 2005 and filed with the U.S. Securities and Exchange Commission on February 3, 2005.

Xethanol was formed in Delaware in January 2000 to capitalize on the growing market for ethanol and its related co-products. In particular, Xethanol is focused on the emerging waste-to-ethanol sector of the ethanol industry. It began its ethanol production operations in September 2003 with the acquisition of an Iowa-based ethanol producer, Permeate Refining, Inc. In October 2004, the Company purchased a second plant in Blairstown, Iowa, which will operate as Xethanol Biofuels, LLC.

Since our business is that of Xethanol only, the former officers of Xethanol were appointed to the same positions in the Company and the former Xethanol stockholders received a majority of the total common stock of the Company in the reverse merger. The merger was accounted for as a recapitalization of Xethanol, and, the information in this Form 10-QSB is that of Xethanol.

Plan of Operation

The Company's expected revenue model is based on the sale of ethanol and its related co-products. The co-products include DWG and xylitol. DWG is a high protein, high fat product that is a co-product of corn-based ethanol production. DWG is sold to the animal feed ingredient market. Xylitol is a natural sweetener that was approved by the FDA in the 1960's for use in foods and beverages - including chewing gums, candies, toothpastes and diabetic regimens. Xylitol is a co-product derived from our biomass-to-ethanol production. The Company also expects to be eligible for cash subsidies available for the utilization of corn and other eligible feedstocks through the U.S. Department of Agriculture.

At the present time, the Company owns two ethanol plants in Iowa - Biofuels in Blairstown and Permeate in Hopkinton. The Company also owns several proprietary bio-separation and bio-fermentation technologies that are targeted at reducing costs throughout the entire ethanol production process.

Biofuels was acquired in November 2004 as an idled plant and we are in the process of upgrading and refurbishing this facility. We expect this plant to be fully operational before the end of the second quarter of 2005. This will be primarily a corn-based operation with an initial production capacity of 5.5 millions gallons of ethanol per year.

Permeate primarily processes waste starches and sugars. During April 2005, we temporarily ceased operations at the Permeate plant in order to upgrade the facility. We expect Permeate to be fully operational again during the third quarter of 2005. Permeate will also function as our test and demonstration facility for various alternative feedstocks and technologies.

The Company plans to sell its ethanol to blenders which vary from small regional gasoline distributors selling blended ethanol and gasoline to independent gasoline retailers, to large integrated oil companies blending ethanol with gasoline in their own tank farms for distribution through their tied retail gas station networks, and to industrial and trucking companies that maintain truck fleets and blend ethanol with gasoline in their own fuel depots.

The Company is continually evaluating strategies for growth including the formation of co-location joint ventures with waste generators and processors, the acquisition of corn-to-ethanol facilities where we can utilize our proprietary biomass-to-ethanol technologies and the increase in production at our existing facilities through the deployment of new technologies and a mixture of alternative feedstocks. The Company anticipates pursuing one or more growth opportunities within the next six months.

The Company also continues to develop its existing technologies as well as seek out new technologies that can be deployed and commercialized at its facilities. The Company believes it will be in a position to utilize certain of its technologies to begin production of the biomass-to-ethanol co-product xylitol within the next 6 months.

First Quarter 2005 Summary Highlights

o During January 2005, the Company acquired the license agreement to a patented technology developed at the U.S. Department of Energy's National Renewable Energy Laboratory designed to effectively separate lignocellulosic material into lignin, cellulose and dissolved sugars.

o During January 2005, the Company raised $5,000,000 in senior secured convertible debt financing. The proceeds were used to refinance the $3,000,000 short term note issued for the acquisition of the Biofuels facility. After payment of legal and professional fees, the balance of the proceeds is being used to refurbish and upgrade the plant and fund start up activities.

o During February 2005, the Company completed a reverse merger with Zen. As a result of this transaction, the Company became a public company with its common stock traded on the OTC Bulletin Board under the symbol XTHN.OB.

o In conjunction with its reverse merger, the Company completed a private offering of a total of 1,190,116 shares of its common stock. Total net proceeds from the private offering were $3,572,817.

o On February 2, 2005, the board of directors adopted and approved the 2005 Plan, a new incentive compensation plan, which was subsequently approved by the shareholders at a special meeting of the shareholders on March 29, 2005. The purpose of the 2005 Plan is to provide a means for the Company to attract and retain key personnel to provide service to the Company and promote a mutuality of interest between participants and shareholders.

o On April 1, 2005, the Company temporarily ceased operations at its Permeate facility while it undergoes various repairs and refurbishment. The Company is currently evaluating various strategies to maximize current operating cash flow at the plant as well as optimizing the plant's utility as a testing site for deploying new technologies and alternative feed stocks.

o As of April 30, 2005, the Company has invested over $1,500,000 at its Biofuels facility in preparation for its opening. Expenditures have included purchases and repair of equipment, acquisition of permits, licenses and insurance, purchases of raw materials for production and other start up activities. The official opening of the plant was scheduled for May 18, 2005 with full operations beginning shortly thereafter.

o The Company significantly enhanced its management team with three new executive hires during the quarter which include its Chief Financial Officer, Vice President - Operations and Vice President - Business Development.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net Loss. The Company had net losses of $2,937,038 and $606,282 for the three months ended March 31, 2005 and 2004, respectively. During these periods, operations were financed through various equity and debt private financing transactions.

Sales. Net sales for the three months ended March 31, 2005 were $98,918 as compared to $40,412 for the three months ended March 31, 2004. This increase is principally due to higher production levels in 2005.

Cost of Sales. Cost of sales for the three months ended March 31, 2005 were $146,543 as compared to $138,619 for the three months ended March 31, 2004.

Operating Expenses. Operating expenses were $2,491,388 for the three months ended March 31, 2005 as compared to $492,016 for the three months ended March 31, 2004.

The increase in operating expenses of $1,999,372 is principally due to increased compensation expense of approximately $1,600,000. Compensation expense increased as a result of an increase in employees and consultants as the Company has expanded its management team. Approximately $1,390,000 of the increase in compensation expense related to equity awards granted under the incentive compensation plan as sign-on bonuses to new employees and consultants hired or engaged during the quarter. Approximately $300,000 of the increase in total operating expenses relates to start-up expenses at the Biofuels facility which the Company did not own in 2004. Amortization expense accounted for $24,336 as a result of various licenses acquired after March 31, 2004. In December 2004, the Company moved into new offices and accordingly office expense increased by approximately $20,000. Other expenses related to becoming a public company, such as investor relations and directors and officers liability insurance, also increased.

Interest Expense. Interest expense increased by $125,031 principally as a result of the issuance of the senior secured royalty notes in January 2005.

Organizational Expenses. In connection with the reverse merger, the Company paid $300,000 to the former owners of Zen to repurchase 8,200,000 of their Zen shares which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense.

Liquidity and Capital Resources

At March 31, 2005, our working capital amounted to $2,746,189 as compared with working capital deficit of $640,586 at December 31, 2004. At March 31, 2005, we had an accumulated deficit in the amount of $6,932,330. The accumulated losses resulted principally from costs incurred in developing our business plan, general and administrative expenses, and capital raising activities.

During the three months ended March 31, 2005, the Company used net cash of $1,816,335 for operating activities. Additional cash of $696,710 was used to purchase property and equipment. Cash used for operating and investing was offset by net cash proceeds of $3,572,817 raised from the Offering and $5,000,000 of proceeds raised from the issuance of the senior secured royalty notes net of the repayment of the $3,000,000 short-term note payable. Net cash increased during the period by $3,059,772.

As of March 31, 2005, we had a cash balance of $3,173,244. Based upon the Company's current financial condition, cash forecast and operating plan, the Company believes that it has adequate cash resources to sustain its operations until December 2005. However, the Company's continued existence is dependent upon several factors, including the opening of the Biofuels plant and the ability to achieve profitability from the sale of the Company's product. Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing through private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses.

Management also anticipates the need to raise additional capital through the future issuance of stock, debt or other forms of traditional asset-based financing in order to further develop and expand its business. We are currently in discussions with investment banking firms and potential investors regarding such financings. There can be no assurance that we will be successful in obtaining additional financing.

The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

Item 3 - Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Conclusions. Based upon the Company's evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal controls over financial reporting during the fiscal quarter ending March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

In connection with the audit by our independent accountants of our December 31, 2004 financial statements, they notified our management and the Board of Directors that they had identified significant deficiencies that they considered material weaknesses in the Company's internal controls. The material weaknesses related to the financial reporting process and segregation of duties. Certain adjustments were identified in the audit process related to the recording of the Permeate acquisition and the recording of goodwill. These adjustments were made to the financial statements for the year ended December 31, 2004.

The reportable conditions have been discussed in detail among management and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly, by putting in place personnel, processes, technology and other resources appropriate to support our financial reporting and control environment. As part of this commitment, we hired a chief financial officer in March 2005. Other steps taken include consolidating all our plant accounting, reporting and administrative functions at the Biofuels facility under a plant controller, establishing a company-wide chart of accounts and instituting a formal quarterly closing process.

Part II - Other Information

Item 1 - Legal Proceeding

We are party to two related actions concerning our investment in a joint venture called DDS-Xethanol LLC. The first action, captioned DDS-Xethanol LLC and Xethanol Corporation v. DDS Technologies USA, Inc., is pending before the American Arbitration Association in Washington, D.C. and concerns a dispute between us and our joint venture partner DDS Technologies USA, Inc. ("DDS"), regarding the formation and operation of the joint venture and, ultimately, money that the Company is owed by DDS. An answer and counterclaims have been filed in this arbitration, but discovery has not commenced and no panel has been appointed. The second action is captioned DDS Technologies USA, Inc. v. Xethanol Corporation, Xethanol One, LLC, Permeate Refining, Inc., Christopher d'Arnaud-Taylor, Jeffrey S. Langberg and Robert J. Lehman, pending in the United States District Court for the Northern District of Iowa. This action was filed in response to the arbitration and seeks possession of a machine that was contributed to the joint venture by DDS. We expect to move to dismiss the Iowa action in favor of the arbitration. We do not believe these proceedings, if adversely determined, will have any material impact on our financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On two dates during the three months ended March 31, 2005, we issued a total of 1,190,116 shares of our common stock in private placement sales at a price of $3.25 per share. These issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

On March 29, 2005, pursuant to a special meeting of the shareholders of the Company, the holders of a majority of the common stock of the Company approved the change of the Company's corporate name from Zen Pottery Equipment, Inc. to Xethanol Corporation, approved the reincorporation of the Company in Delaware, ratified the adoption by the Company of the 2005 Plan and ratified the appointment of Imowitz Koenig & Co., LLP as the new certifying public accountants of the Company for the year ending December 31, 2005.

Item 5 - Other Information

None

Item 6 - Exhibits And Reports On Form 8-K

Exhibits

         31.1     Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

      Current Report on Form 8-K filed on February 3, 2005, reporting the reverse merger, changes in control of the Company, departure of directors and principal officers, election of directors and appointment of principal officers.

      Current Report on Form 8-K filed on February 8, 2005, reporting the replacement of Cordovano and Honeck, P.C. by Imowitz Koenig & Co., LLP as the Company's independent auditor.

      Current Report on Form 8-K filed on March 15, 2005, reporting the reverse merger, the Offering and the business of Xethanol.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2005

                                XETHANOL CORPORATION

                                     /s/ Christoper d'Arnaud-Taylor
                                     Christoper d'Arnaud-Taylor, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                     /s/ Lawrence Bellone
                                     Lawrence Bellone
                                     (Principal Financial Officer)