Form 10QSB
period 2005-06-30
XETHANOL CORP
filed 2005-07-29
CIK 1145061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the fiscal quarter ended June 30, 2005     Commission File Number: 000-50154

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

================================================================================

                 1185 Avenue of the Americas, New York, NY 10036
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (646) 723-4000
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)
--------------------------------------------------------------------------------

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

As of July 15, 2005, the Company had 14,024,013 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

PART I - Financial Information
Item 1. Financial Statements

                              Xethanol Corporation
                           Consolidated Balance Sheet

                                                                   June 30,2005
                                                                   ------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  1,020,790
  Receivables                                                            21,685
  Inventory:
    Finished Goods                                                       12,140
    Raw Materials                                                       157,586
    Work in Process                                                      45,596
  Other assets                                                          748,120
                                                                   ------------
        Total current assets                                          2,005,917
                                                                   ------------
Property and equipment, at cost:
  Land                                                                   61,887
  Buildings                                                           1,477,280
  Machinery and equipment                                             5,145,708
  Land improvements                                                     534,096
  Furniture and fixtures                                                 43,648
                                                                   ------------
                                                                      7,262,619
  Less accumulated depreciation                                        (310,271)
                                                                   ------------
                                                                      6,952,348
                                                                   ------------

Goodwill                                                                205,000
License agreements, net of accumulated
  amortization of $75,849                                             1,586,652
Investment                                                              100,000
                                                                   ------------
                                                                      1,891,652
                                                                   ------------
        TOTAL ASSETS                                               $ 10,849,917
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    589,147
  Accounts payable - related parties                                    146,353
  Accrued expenses                                                       58,670
  Mortgage payable                                                    1,125,000
                                                                   ------------
        Total current liabilities                                     1,919,170
                                                                   ------------

Senior secured notes payable                                          5,000,000
Capitalized lease obligation                                             33,382
                                                                   ------------
        Total long-term liabilities                                   5,033,382
                                                                   ------------

Commitment
Stockholders' equity:
  Preferred stock, $0.001 par value, 1,000,000
  shares authorized; 0 shares issued and outstanding                         --
  Common stock, $0.001 par value, 50,000,000 shares
  authorized; 14,024,013 shares issued and outstanding                   14,024
  Additional paid-in-capital                                         12,354,592
  Accumulated deficit during development stage                       (8,471,251)
                                                                   ------------
        Total stockholders' equity                                    3,897,365
                                                                   ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 10,849,917
                                                                   ============

See notes to consolidated financial statements

PART I - Financial Information
Item 1. Financial Statements

                              Xethanol Corporation
                      Consolidated Statements of Operations

                                                                                                                  January 24, 2000
                                                                                                                      (Date of
                                                       Six Months Ended                Three Months Ended           Inception) to
                                                June 30, 2005    June 30, 2004    June 30,2005     June 30,2004     June 30, 2005
                                                -------------    -------------    ------------     ------------   ----------------
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Sales                                           $     98,918     $    187,264     $         --     $    146,852     $    713,461

Cost of sales, incl. depreciation of $39,390
 and $86,167 for six months ended June 30,
 2005 and 2004 and $0 and $43,084 for
 three months ended June 30, 2005 and 2004           146,543          253,735               --          115,116          859,858
                                                ------------     ------------     ------------     ------------     ------------

    Gross profit                                     (47,625)         (66,471)              --           31,736         (146,397)
                                                ------------     ------------     ------------     ------------     ------------

Operating expenses, incl. depreciation and
 amortization of $102,661 and $0 for six
 months end June 30, 2005 and 2004 and
 $78,325 and $0 for three months ended
 June 30, 2005 and 2004                           (3,917,537)        (660,882)      (1,426,149)        (168,866)      (7,609,358)
                                                ------------     ------------     ------------     ------------     ------------

Other income (expense):
  Interest income                                     28,241            1,804           23,942            1,804           38,837
  Organization expense                              (300,000)              --               --               --         (300,000)
  Interest expense                                  (290,206)         (56,830)        (140,209)         (31,864)        (551,432)
  Other income                                        51,168           16,578            3,495            7,671           97,099
                                                ------------     ------------     ------------     ------------     ------------
    Total other income (expense)                    (510,797)         (38,448)        (112,772)         (22,389)        (715,496)
                                                ------------     ------------     ------------     ------------     ------------

    Net loss                                    $ (4,475,959)    $   (765,801)    $ (1,538,921)    $   (159,519)    $ (8,471,251)
                                                ============     ============     ============     ============     ============

    Basic and diluted net loss per share        $      (0.33)    $      (0.08)    $      (0.11)    $      (0.02)
                                                ============     ============     ============     ============

    Weighted average number of
    shares outstanding                            13,587,450        9,814,750       14,024,013       10,067,894
                                                ============     ============     ============     ============

See notes to consolidated financial statements

PART I - Financial Information
Item 1. Financial Statements

                              Xethanol Corporation
                      Consolidated Statements of Cash Flows

                                                                                           January 24, 2000
                                                         Six Months         Six Months         (Date of
                                                           Ended              Ended          Inception) to
                                                       June 30, 2005      June 30, 2004      June 30, 2005
                                                        ------------       ------------       ------------
                                                         (Unaudited)        (Unaudited)        (Unaudited)
Cash flows from operating activities

Net loss                                                $ (4,475,959)      $   (765,801)      $ (8,471,251)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization                             142,051             86,167            386,120
   Issuance of common stock, stock options
   and warrants for services rendered                      1,480,882            186,944          1,942,857
   Impairment loss on investments                                                                   98,277
   Changes in operating assets and liabilities:
      Restricted cash                                         52,376             37,784                 --
      Receivables                                             22,695             (1,822)           (32,685)
      Inventory                                             (177,008)           (34,835)          (165,321)
      Prepaid expenses and other assets                     (640,613)           (95,738)          (737,121)
      Accounts payable                                        10,245            (63,769)           728,601
      Accrued expenses                                      (164,180)           (62,114)           (22,923)
                                                        ------------       ------------       ------------
Net cash used in operating activities                     (3,749,511)          (713,184)        (6,273,446)
                                                        ------------       ------------       ------------

Cash flows from investing activities
Acquisitions                                                      --                 --         (1,925,000)
Purchase of investments                                           --                 --           (198,277)
Purchase of property and equipment                          (964,738)                --         (1,140,745)
                                                        ------------       ------------       ------------
Cash used in investing activities                           (964,738)                --         (3,264,022)
                                                        ------------       ------------       ------------

Cash flows from financing activities
Payment of note payable                                   (3,000,000)           (50,000)        (3,000,000)
Issuance of note payable                                   5,000,000                 --          5,000,000
Cash received for common stock                             3,621,567            893,250          8,633,258
Loan to an affiliate                                              --                 --            (75,000)
                                                        ------------       ------------       ------------
Cash provided by financing activities                      5,621,567            843,250         10,558,258
                                                        ------------       ------------       ------------

Net increase in cash and cash equivalents                    907,318            130,066          1,020,790
Cash and cash equivalents - beginning of period              113,472             95,708                 --
                                                        ------------       ------------       ------------
Cash and cash equivalents - end of period               $  1,020,790       $    225,774       $  1,020,790
                                                        ============       ============       ============

Supplemental Disclosures
Interest paid                                           $    290,206       $     56,830       $    551,472

Non-cash activity
Property acquired for debt assumed in acquisitions      $         --       $         --       $  4,206,953
License agreements acquired in exchange for
   common stock                                         $    812,500       $    300,000       $  1,662,500

Goodwill recorded for acquisition of Permeate           $         --       $         --       $    205,000
Property and equipment obtained by
   capitalized lease obligation                         $     40,281       $         --       $     40,281

See notes to consolidated financial statements

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2005

A - General

1] Description of Development Stage Operations and Basis of Presentation

Xethanol Corporation (the "Company") was originally incorporated on January 24, 2000 in Delaware as Freereal-Timequote.com, Inc. On August 8, 2000, the Company changed its name from Freereal-Timequote.com, Inc. to LondonManhattan.com, Inc. ("LondonManhattan"). On September 19, 2001, LondonManhattan changed its name to Xethanol Corporation, to function as a holding and management company for a series of planned acquisitions and new ventures in the waste-to-ethanol industry. Ethanol is a federally mandated, clean burning, renewable fuel, used as an oxygenate in 10% gasoline blends under the Clean Air Act and an octane enhancer to improve vehicle performance. The Company's business model is to profit from converting waste sugars into ethanol and to grow by acquiring and/or co-locating waste-to-ethanol plants on or in proximity to the waste site in alliance with waste generators. The objective is to monetize waste streams, including off-specification finished products and biomass, which previously had no viable recovery technologies.

As of June 30, 2005, the Company has devoted most of its activities to establishing its business, including raising capital and seeking acquisitions. Accordingly, the Company's financial statements are presented as a development stage company as defined in Statement of Financial Accounting Standards No. 7.

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's current report on Form 8 - K/A for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission on April 20, 2005.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year.

2] Going Concern

Since inception, the Company has recorded aggregate losses from operations of $8,471,251 and has incurred total negative cash flow from operations of $6,273,446. As described in Notes B and E, the Company secured additional debt and equity financing in January and February 2005 and as of June 30, 2005 the Company had a cash balance of $1,020,790.

Based upon the Company's current financial condition, cash forecast and operating plan, the Company believes that it has adequate cash resources to sustain its operations until November 2005. However, the Company's continued existence is dependent upon several factors, including the ability to achieve profitability from the sale of the Company's product. Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing through private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The uncertainties regarding the availability of continued financing and commencement of adequate commercial revenues raise doubt about the Company's ability to continue as a going concern.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2005

3] Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted this pronouncement during the first quarter 2005.

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

Concurrently, with the closing of the Offering, the Company completed a recapitalization in the form of a "reverse merger" transaction with Zen Pottery Equipment, Inc. ("Zen"), a publicly traded Colorado corporation. As part of the merger, the Company merged into a wholly owned subsidiary of Zen. Zen acquired all the outstanding capital stock of the Company and, in consideration, issued 9,706,781 shares of its common stock to the Company's shareholders. Zen retired all of its prior existing shares of common stock except for 1,950,500 shares of common stock retained by the original shareholders of Zen. Placement agents and advisors received an additional 558,844 shares of common stock for services rendered in connection with the Offering and the reverse merger. After the closing of the Offering and the reverse merger, there were 13,406,241 shares of common stock of the Company issued and outstanding. Also, as result of the merger, warrants to purchase 1,465,068 shares of common stock of the Company were converted to warrants to purchase 1,293,376 shares of the common stock of the Company.

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

Note C - Acquisition of Superior Separation Technologies, Inc.

On January 11, 2005 the Company acquired 100% of the issued and outstanding common stock of Superior Separation Technologies, Inc. ("SSTI") from UTEK Corporation in exchange for 250,000 shares of the Company's common stock at a price of $3.25 for a total consideration of $812,500. The number of shares issued was subsequently adjusted to 220,702 shares to reflect the effects of the reverse merger. SSTI holds a license agreement, which has a term of twenty years, to a patented technology developed at the U.S. Department of Energy's National Renewable Energy Laboratory designed to effectively separate lignocellulosic material into lignin, cellulose and dissolved sugars. The license calls for minimum royalty payments of $10,000 in 2007, $25,000 in 2008 and $50,000 in 2009 and each successive year thereafter until the end of the license term.

Note D - Restricted Cash

On May 10, 2005, the Company opened up a letter of credit in the amount of $220,000, as required by an insurance company to post a bond in connection with our permit application to the Bureau of Alcohol, Tobacco and Firearms (the "BATF"). In order to obtain the letter of credit, the Company has placed $220,000 in a one year time deposit account with the issuing bank as collateral.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2005

On May 10, 2005, the Company opened up a letter of credit in the amount of $50,000, as required by an agreement with a grain service provider. In order to obtain the letter of credit, the Company has placed $50,000 in a one year time deposit account with the issuing bank as collateral.

In the event the issuing bank is required to make payments under the letters of credit as a result of the Company's non-compliance with the terms of the BATF bond or grain service provider agreement, the issuing bank would draw against the Company's cash on deposit with the bank.

The total cash of $270,000 on deposit with the issuing bank is reported in Current Assets under "Other assets".

Note E - Senior Secured Note Financing

On January 19, 2005, the Company completed a transaction with two institutional investors, primarily to refinance a short-term note issued for the acquisition of its Xethanol Biofuels, LLC ("Biofuels") facility. At the closing of that transaction, Biofuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000 (the "Notes"). A portion of the proceeds of the financing were used to satisfy a $3,000,000 demand note held by First National Bank of Omaha. The Company is using the remaining proceeds to refurbish and upgrade capacity at the Biofuels facility, fund start-up activities at the facility and related working capital requirements, and pay legal and other professional fees related to the financing. The Notes provide for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, distillers wet grain ("DWG") and any other co-products, including xylitol, at the Biofuels facility, with the principal becoming due in January 2012. The Company has the right to require the holders of the Notes, from and after January 2008, to surrender the Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the Notes have the right to convert the Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 1,250,000 shares of common stock).

On June 30, 2005, interest on the Notes was due and paid and accordingly there is no accrued interest on the Notes reported in the Company's financial statements as of June 30, 2005.

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

As of June 30, 2005, 397,070 shares of our common stock were awarded under the 2005 Plan. The fair value of these shares was estimated using the Offering price of $3.25 per share and was recorded as employee compensation or consulting fee expense. During the six months end June 30, 3005, compensation expense related to these stock awards was $1,290,478.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2005

As of June 30, 2005, options to purchase 300,000 shares of our common stock were awarded under the 2005 Plan. These options are exercisable over a three-year period with exercise prices of $3.75 or $4.00 per share. The fair value of the options is estimated at the grant date using the Black-Scholes option pricing model. Significant assumptions used in the model were 3.71% as the risk-free rate and 40% for volatility. The fair value of the options is recorded as compensation expense or consulting fee expense over the respective vesting periods. During the six months ended June 30, 2005, compensation expense related to these options was $159,626.

Note G - Related Party Transactions

In January 2005, Christopher d'Arnaud-Taylor entered into an employment agreement with the Company to serve as the Company's Chief Executive Officer for a term of three years. Under this agreement the Company paid Mr. Taylor $90,000 during the six months ended June 30, 2005. Mr. Taylor is also the Chairman of the Company's Board of Directors and a significant shareholder of the Company. Mr. Taylor beneficially owns approximately 8.1% of the Company's common stock. As of June 30, 2005, the Company has a payable due to Mr. Taylor of $32,000 for services rendered during 2004.

In February 2005, the Company entered into a Consulting Services Agreement with Jeffrey S. Langberg, now one of the Company's directors, pursuant to which Mr. Langberg agreed to provide general business advisory services. Under this agreement, the Company agreed to pay Mr. Langberg a monthly consulting fee and a sign-on bonus. Mr. Langberg agreed to waive any compensation otherwise payable to him as a director of the Company. Mr. Langberg is a significant shareholder of the Company and beneficially owns approximately 8.7% of the Company's common stock. Total payments to Mr. Langberg under this agreement were $315,000 during the six months ended June 30, 2005. As of June 30, 2005, the Company has a payable due to Mr. Langberg of $64,353 for services rendered during 2004.

The Company subleases its office space in New York from a limited liability company in which Mr. Langberg is the managing member. The Company pays $10,000 per month in rent, on a month-to-month basis, representing the proportion of the square footage of the office space occupied by us to the total square footage of the entire leased premises.

PART I - Financial Information

Item 2. Management Discussion and Analysis and Plan of Operation

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

Overview

On February 2, 2005, the Company completed a reverse merger transaction with Zen, a Colorado corporation formed in April 1991. Prior to the merger, Zen was a company that manufactured pottery kilns. After the merger, the business of Zen was discontinued and succeeded to the business of the Company as its sole line of business. Upon the closing of the merger, the directors and management of the Company became the directors and management of Zen which then reincorporated in Delaware and changed its name to Xethanol Corporation. For a more complete description of the reverse merger transaction, see our current report on Form 8-K, dated February 2, 2005 and filed with the U.S. Securities and Exchange Commission on February 3, 2005.

The Company was formed in Delaware in January 2000 to capitalize on the growing market for ethanol and its related co-products. In particular, the Company is focused on the emerging waste-to-ethanol sector of the ethanol industry. It began its ethanol production operations in September 2003 with the acquisition of an Iowa-based ethanol producer, Permeate Refining, Inc. ("Permeate"). In October 2004, the Company purchased a second plant in Blairstown, Iowa, which operates as Xethanol Biofuels, LLC ("Biofuels").

Since our business is that of the Company only, the former officers of the Company were appointed to the same positions in the Company and the former Company stockholders received a majority of the total common stock of the Company in the reverse merger. The merger was accounted for as a recapitalization of the Company, and, the information in this Form 10-QSB is that of the Company.

Plan of Operation

The Company's expected revenue model is based on the sale of ethanol and its related co-products. The co-products include distillers wet grains ("DWG") and xylitol. DWG is a high protein, high fat product that is a co-product of corn-based ethanol production. DWG is sold to the animal feed ingredient market. Xylitol is a natural sweetener that was approved by the FDA in the 1960's for use in foods and beverages - including chewing gums, candies, toothpastes and diabetic regimens. Xylitol is a co-product derived from our biomass-to-ethanol production. The Company also expects to be eligible for cash subsidies available for the utilization of corn and other eligible feedstocks through the U.S. Department of Agriculture.

At the present time, the Company owns two ethanol plants in Iowa - Biofuels in Blairstown and Permeate in Hopkinton. The Company also owns several proprietary bio-separation and bio-fermentation technologies that are targeted at reducing costs throughout the entire ethanol production process.

Biofuels was acquired in November 2004 as an idled plant. During the first six months of 2005, this facility underwent substantial refurbishment and became operational in July 2005. This is primarily a corn-based operation with an initial production capacity of 5.5 millions gallons of ethanol per year.

PART I - Financial Information

Item 2. Management Discussion and Analysis and Plan of Operation

Permeate primarily processes waste starches and sugars. During April 2005, we temporarily ceased operations at the Permeate plant in order to upgrade the facility. We expect Permeate to be operational again during the third quarter of 2005. Permeate will also function as our test and demonstration facility for various alternative feedstocks and technologies.

The Company sells its ethanol under a marketing agreement with one of the major ethanol producers and marketers in the U.S. The Company sells its DWG through a local merchandising agent.

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

Second Quarter 2005 Summary Highlights

o On April 1, 2005, the Company temporarily ceased operations at its Permeate facility while it undergoes various repairs and refurbishment. The Company is currently evaluating various strategies to maximize current operating cash flow at the plant as well as optimizing the plant's utility as a testing site for deploying new technologies and alternative feed stocks.

o The Company's Biofuels facility began operations on July 1. In preparation for its opening, the Company has invested over $2,400,000 related to the plant which included purchases and repair of equipment, land improvements, acquisition of permits, licenses and insurance and other start up activities. The Company also entered into a 3 year marketing agreement with Aventine Renewable Energy, Inc to sell all the ethanol produced by the Biofuels plant. Aventine is the second largest producer and marketer of ethanol in the United States.

o The Company significantly enhanced its Board of Directors with the election of three new directors to the Board - Mr. Louis Bernstein, Mr. Richard Ditoro and Mr. Richard Ritchie.

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net Loss. The Company had net losses of $4,475,959 and $765,801 for the six months ended June 30, 2005 and 2004, respectively. These losses are not comparable given the significant activity that occurred at the Company subsequent to June 30, 2004, including the acquisition of Biofuels, the reverse merger, the private equity offering, the senior secured notes offering and the establishment of a corporate office and organizational infrastructure. During these periods, operations were financed through various equity and debt private financing transactions.

Sales. Net sales for the six months ended June 30, 2005 were $98,918 as compared to $187,264 for the six months ended June 30, 2004. This decrease is principally due the closure of the Permeate facility during the second quarter of 2005. The decrease was partially offset by higher production levels during the first quarter of 2005.

Cost of Sales. Cost of sales for the six months ended June 30, 2005 were $146,453 as compared to $253,735 for the six months ended June 30, 2004. This decrease is principally due the closure of the Permeate facility during the second quarter of 2005. As a result, all costs including depreciation during this period have been excluded from cost of sales and included in operating expenses.

Operating Expenses. Operating expenses were $3,917,537 for the six months ended June 30, 2005 as compared to $660,882 for the six months ended June 30, 2004.

PART I - Financial Information

Item 2. Management Discussion and Analysis and Plan of Operation

The increase in operating expenses of $3,256,655 is due principally to 1) increased expenses of approximately $2,300,000 attributable to the creation of the Xethanol corporate office, 2) increased expenses of approximately $860,000 related to start-up expenses at the Biofuels facility which the Company did not own in 2004 and 3) approximately $85,000 of expenses, including depreciation, related to Permeate that are included in operating expenses in 2005 but were included in cost of sales in 2004. Included in the $2,300,000 increase attributable to the Xethanol corporate office is approximately $2,000,000 of compensation expense. Compensation expense increased as a result of an increase in employees and consultants as the Company has expanded its management team and developed a corporate infrastructure to support both the growth of its business and its change to a public corporation. Approximately $1,480,000 of the increase in compensation expense related to equity awards issued as sign-on bonuses to new employees and consultants hired or engaged during the period. Other items that contributed to the increase in corporate overhead expense were a $130,000 increase in professional fees, $80,000 in office expenses such as rent, communications, supplies, etc., and $61,000 in amortization expense resulting from various licenses acquired after June 30, 2004. Included in the Biofuels start-up expenses are approximately $375,000 in repairs, maintenance and supplies. Expenses attributable to plant and office personnel accounted for approximately $270,000 of the total. Other items included expenses related to insurance and utilities.

Interest Expense. Interest expense increased by $233,376 principally as a result of the issuance of the senior secured royalty notes in January 2005.

Organizational Expenses. In connection with the reverse merger, the Company paid $300,000 to the former owners of Zen to repurchase 8,200,000 of their Zen shares which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net Loss. The Company had net losses of $1,538,921 and $159,519 for the three months ended June 30, 2005 and 2004, respectively. These losses are not comparable given the significant activity that occurred at the Company subsequent to June 30, 2004, including the acquisition of Biofuels, the reverse merger, the private equity offering, the senior secured notes offering and the establishment of a corporate office and organizational infrastructure.

Sales. Net sales for the three months ended June 30, 2005 were $0 as compared to $146,852 for the three months ended June 30, 2004. The difference in sales is due to the closure of the Permeate facility on March 31, 2005 while the Company reviews strategies to maximize its productivity.

Liquidity and Capital Resources

At June 30, 2005, our working capital amounted to $86,747 as compared with working a capital deficit of $640,586 at December 31, 2004. At June 30, 2005, we had an accumulated deficit in the amount of $8,471,251. The accumulated losses resulted principally from costs incurred in developing our business plan, general and administrative expenses, and capital raising activities.

During the six months ended June 30, 2005, the Company used net cash of $3,749,511 for operating activities. Additional cash of $964,738 was used to purchase property and equipment. Cash used for operating and investing was offset by net cash proceeds of $3,572,817 raised from the Offering and $5,000,000 of proceeds raised from the issuance of the senior secured royalty notes net of the repayment of the $3,000,000 short-term note payable. Net cash increased during the six months ended June 30, 2005 by $907,318.

As of June 30, 2005, the Company had a cash balance of $1,020,790. Based upon the Company's current financial condition, cash forecast and operating plan, the Company believes that it has adequate cash resources to sustain its operations until November 2005. However, the Company's continued existence is dependent upon several factors, including the ability to achieve profitability from the sale of the Company's product which it began selling in July. Until such time as the Company can rely on revenues generated from operations, it will continue to seek additional sources of financing through private offerings. Accordingly, if the Company fails to obtain additional financing, it will be required to substantially reduce and defer payments of operating expenses.

PART I - Financial Information

Item 2. Management Discussion and Analysis and Plan of Operation

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

PART I - Financial Information

Item 3. Controls ands Procedures

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

There has been no change, other than that noted below, in the Company's internal controls over financial reporting during the fiscal quarter ending June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The reportable conditions have been discussed in detail among management and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly by putting in place, personnel, processes, technology and other resources appropriate to support our financial reporting and control environment. As part of this commitment, we hired a chief financial officer in March 2005. Other steps taken include consolidating all our plant accounting, reporting and administrative functions at the Biofuels facility under a plant controller, establishing a company-wide chart of accounts and instituting a formal quarterly closing process. Additionally, on July 28, 2005, the Company formed an Audit Committee of the Board of Directors.

PART II - OTHER INFORMATION

Item 1 - Legal Proceeding

We are party to two related actions concerning our investment in a joint venture called DDS-Xethanol LLC. The first action, captioned DDS-Xethanol LLC and Xethanol Corporation v. DDS Technologies USA, Inc., is pending before the American Arbitration Association ("AAA") in Washington, D.C. and concerns a dispute between us and our joint venture partner DDS Technologies USA, Inc. ("DDS"), regarding the formation and operation of the joint venture and, ultimately, money that the Company is owed by DDS. An answer and counterclaims have been filed in this arbitration. Although an arbitration panel has been appointed, the proceedings have been stayed while the parties engage in settlement discussions. The second action is captioned DDS Technologies USA, Inc. v. Xethanol Corporation, Xethanol One, LLC, Permeate Refining, Inc., Christopher d'Arnaud-Taylor, Jeffrey S. Langberg and Robert J. Lehman, pending in the United States District Court for the Northern District of Iowa, and is related to the AAA arbitration. This action was filed in response to the arbitration and seeks possession of a machine that was contributed to the joint venture by DDS. The court has stayed this action in favor of the arbitration. We do not believe these proceedings, if adversely determined, will have any material impact on our financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Default Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

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

Date: July 29, 2005

                                        XETHANOL CORPORATION


                                          /s/ Christoper d'Arnaud-Taylor
                                          ------------------------------

                                          Christoper d'Arnaud-Taylor, President
                                          and Chief Executive Officer

                                          (Principal Executive Officer)


                                          /s/ Lawrence Bellone
                                          --------------------

                                          Lawrence Bellone
                                          (Principal Financial Officer)