Form 10QSB
period 2005-09-30
XETHANOL CORP
filed 2005-11-14
CIK 1145061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the fiscal quarter ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [ X ]

As of October 31, 2005, the Company had 15,076,219 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes [_] No [ X ]

PART I - Financial Information

Item 1. Financial Statements

                              Xethanol Corporation
                           Consolidated Balance Sheets

                                                                  September 30, 2005    December 31, 2004
                                                                  ------------------    -----------------
                                                                     (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                      $        1,867,493    $         113,472
   Receivables                                                               343,889               55,380
   Inventory:
     Finished goods                                                           37,647                   --
     Raw materials                                                            99,455               27,453
     Work in process                                                          75,515               10,860
   Prepaid expenses and other assets                                         823,439               93,455
                                                                  ------------------    -----------------
         Total current assets                                              3,247,438              300,620
                                                                  ------------------    -----------------

Property and equipment, at cost:
   Land                                                                       61,887               61,887
   Buildings                                                               1,477,280            1,463,246
   Machinery and equipment                                                 5,145,223            4,537,303
   Land improvements                                                         534,096              158,714
   Furniture and fixtures                                                     43,648               36,450
                                                                  ------------------    -----------------
                                                                           7,262,134            6,257,600
   Less accumulated depreciation                                             462,529              228,888
                                                                  ------------------    -----------------
                                                                           6,799,605            6,028,712
                                                                  ------------------    -----------------

Goodwill                                                                     205,000              205,000
License agreements, net of accumulated amortization of $115,420
  and $15,181 in 2005 and 2004                                             3,482,081              834,819
Investment                                                                   100,000              100,000
Other assets                                                                      --               55,429
                                                                  ------------------    -----------------
                                                                           3,787,081            1,195,248
                                                                  ------------------    -----------------
         TOTAL ASSETS                                             $       13,834,124    $       7,524,580
                                                                  ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $          574,723    $         329,620
   Accounts payable - related parties                                         56,353              388,736
   Accrued expenses                                                          323,010              222,850
   Mortgage payable                                                        1,125,000                   --
                                                                  ------------------    -----------------
         Total current liabilities                                         2,079,086              941,206
                                                                  ------------------    -----------------

Mortgages payable                                                                 --            4,125,000
Senior secured notes payable                                               6,600,000                   --
Capitalized lease obligation                                                  32,263                   --
                                                                  ------------------    -----------------
         Total long-term liabilities                                       6,632,263            4,125,000
                                                                  ------------------    -----------------

Commitment

Stockholders' equity:
   Preferred stock, $0.001 par value, 1,000,000
    shares authorized; 0 shares issued and outstanding                            --                   --
   Common stock, $0.001 par value, 50,000,000 shares
     authorized; 14,637,663 and 11,546,705 shares issued and
     outstanding in 2005 and 2004, repectively                                14,638               11,547
   Additional paid-in-capital                                             15,192,286            6,442,119
   Accumulated deficit                                                   (10,084,149)          (3,995,292)
                                                                  ------------------    -----------------
         Total stockholders' equity                                        5,122,775            2,458,374
                                                                  ------------------    -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       13,834,124    $       7,524,580
                                                                  ==================    =================

See notes to consolidated financial statements

PART I - Financial Information

Item 1. Financial Statements

                              Xethanol Corporation
                      Consolidated Statements of Operations

                                                                Nine Months Ended                 Three Months Ended
                                                          ------------------------------    ------------------------------
                                                          September 30,    September 30,    September 30,    September 30,
                                                               2005             2004             2005             2004
                                                          -------------    -------------    -------------    -------------
                                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Sales                                                     $   2,058,548    $     329,789    $   1,959,364    $     142,525

Cost of sales, incl. depreciation of $ 191,924
   and $129,251 for nine months ended Sept.30, 2005
   and 2004, and $152,534 and $43,084 for three
   months ended Sept.30, 2005 and 2004                        2,692,115          641,328        2,434,131          243,277
                                                          -------------    -------------    -------------    -------------

     Gross loss                                                (633,567)        (311,539)        (474,767)        (100,752)

Operating expenses, incl. depreciation and
   and amortization of $141,956 and $3,571
   for nine months ended Sept.30, 2005 and 2004
   and $42,107 and $0 for three months ended
   Sept.30, 2005 and 2004                                     4,826,524        1,072,267          982,942          555,701
                                                          -------------    -------------    -------------    -------------

     Loss from operations before other income (expense)      (5,460,091)      (1,383,806)      (1,457,709)        (656,453)
                                                          -------------    -------------    -------------    -------------

Other income (expense):
   Interest income                                               40,427            1,887           12,186               83
   Organization expense                                        (300,000)              --               --               --
   Interest expense                                            (471,143)         (80,233)        (180,937)         (23,403)
   Other income                                                 101,950           24,921           13,562            8,343
                                                          -------------    -------------    -------------    -------------
     Total other income (expense)                              (628,766)         (53,425)        (155,189)         (14,977)
                                                          -------------    -------------    -------------    -------------

     Net loss                                             $  (6,088,857)   $  (1,437,231)   $  (1,612,898)   $    (671,430)
                                                          =============    =============    =============    =============

     Basic and diluted net loss per share                 $       (0.45)   $       (0.14)   $       (0.11)   $       (0.06)
                                                          =============    =============    =============    =============

     Weighted average number of
       shares outstanding                                    13,457,756        9,957,331       14,151,949       11,059,118
                                                          =============    =============    =============    =============

See notes to consolidated financial statements

PART I - Financial Information

Item 1. Financial Statements

                              Xethanol Corporation
                      Consolidated Statements of Cash Flows

                                                      Nine Months           Nine Months
                                                         Ended                 Ended
                                                   September 30, 2005    September 30, 2004
                                                   ------------------    ------------------
                                                      (Unaudited)           (Unaudited)
                                                   ------------------    ------------------
Cash flows from operating activities
Net loss                                           $       (6,088,857)   $       (1,437,231)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                             333,879               132,822
    Issuance of common stock, stock options
      and warrants for services rendered                    1,934,191               191,063
    Changes in operating assets and liabilities:
      Restricted cash                                              --               (62,216)
      Receivables                                            (288,509)              (25,148)
      Inventory                                              (174,304)              (71,114)
      Prepaid expenses and other assets                      (674,555)              (86,000)
      Accounts payable                                        (55,017)               30,511
      Accrued expenses                                        100,160               (38,336)
                                                   ------------------    ------------------
Net cash used in operating activities                      (4,913,012)           (1,365,649)
                                                   ------------------    ------------------
Cash flows from investing activities
Deposit on acquisition                                             --            (1,000,000)
Purchase of investments                                            --              (198,277)
Purchase of property and equipment                         (1,004,534)                   --
                                                   ------------------    ------------------
Cash used in investing activities                          (1,004,534)           (1,198,277)
                                                   ------------------    ------------------
Cash flows from financing activities
Payment of notes payable                                   (3,000,000)              (50,000)
Issuance of notes payable                                   6,600,000                    --
Cash received for common stock                              3,621,567             3,227,000
Cash received from acquisition                                450,000                    --
                                                   ------------------    ------------------
Net cash provided by financing activities                   7,671,567             3,177,000
                                                   ------------------    ------------------
Net increase in cash and cash equivalents                   1,754,021               613,074
Cash and cash equivalents - beginning of period               113,472                95,708
                                                   ------------------    ------------------
Cash and cash equivalents - end of period          $        1,867,493    $          708,782
                                                   ==================    ==================
Supplemental Disclosures
Interest paid                                      $          321,033    $           80,233
Non-cash activity
License agreements acquired in exchange for
  common stock                                     $        3,197,500    $          850,000
Property and equipment obtained by
  capitalized lease obligations                    $           39,162    $               --
Costs associated with the issuance of
  common stock                                     $               --    $          173,225

See notes to consolidated financial statements

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2005

Note A - Summary of Significant Accounting Policies and Related Matters

1] Description of Business and Basis of Presentation

Xethanol Corporation (the "Company") was originally incorporated on January 24, 2000 in Delaware as Freereal-Timequote.com, Inc. On August 8, 2000, the Company changed its name from Freereal-Timequote.com, Inc. to LondonManhattan.com, Inc. ("LondonManhattan"). On September 19, 2001, LondonManhattan changed its name to Xethanol Corporation, to function as a holding and management company for a series of planned acquisitions and new ventures in the waste-to-ethanol industry. Ethanol is a clean burning, renewable fuel, used as a primary gasoline additive under the Energy Policy Act of 2005. The Company's business model is to profit from producing ethanol and co-products utilizing proprietary biomass-to-ethanol technologies to potentially improve process efficiency and utilizing lower-cost alternative feedstocks.

As of June 30, 2005, the Company had devoted most of its activities to establishing its business, including raising capital and making acquisitions and, accordingly, the Company presented its financial statements as a development stage company as defined in Statement of Financial Accounting Standards No. 7. On July 1, 2005, the Company began operations at its Xethanol BioFuels plant and the plant is now generating significant revenues from the sales of ethanol and other by-products. Accordingly, the accompanying financial statements are not presented as a development stage company.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2004 is derived from audited financial statements. Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.

2] Going Concern

Since inception, the Company has recorded aggregate losses from operations of $10,084,149 and during the nine months ended September 30, 2005, the Company incurred negative cash flow from operations of $4,913,012. The Company has financed its operations to date through the sale of common stock in private transactions and through the issuance of senior secured royalty notes. On October 18, 2005, as described in Note J1, the Company entered into a common stock purchase agreement with Fusion Fund Capital II, LLC. As of October 30, 2005 the Company had a cash balance of approximately $1,400,000.

Based upon the Company's current financial condition, cash forecast and operating plan (which excludes funding, if any, that the Company may obtain through its agreement with Fusion Capital), the Company believes that it has adequate cash resources to sustain its operations until March 2006. If obtaining sufficient financing through the agreement with Fusion Capital were to prove unavailable or prohibitively dilutive and if the Company is unable to generate significant cash flow from operations, the Company will need to secure additional funding in order to satisfy its working capital needs. In addition, the planned expansion of our business will require us to commit significant capital resources in amounts substantially in excess of the Company's current financial resources. If adequate financing is not available, we may have to delay, scale back or eliminate some of our operations or expansion plans.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2005

Management is currently seeking additional capital through the future issuance of stock, debt or other forms of traditional asset-based financing. There can be no assurance that we will be successful in obtaining additional financing.

The uncertainties regarding the availability of continued financing and the Company's ability to generate adequate cash flow from operations raise doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

3] Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares issued for services or in connection with acquisitions and in the valuation of fixed assets and intangibles and their estimated useful lives to calculate depreciation and amortization. The Company evaluates it estimates on an ongoing basis Actual results could differ from those estimates under different assumptions or conditions.

4] Costs Associated with Issuance of Stock

Investment banking fees and related costs associated with the sale of stock are charged to stockholders' equity.

5] Stock Issued for Non-Cash Consideration

Stock issued for services and in connection with acquisitions has been valued based on the estimated fair value of the shares at the time they were issued

6] Receivables

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, if necessary, to reflect any loss anticipated on the trade accounts receivable balance. The Company calculates this allowance based upon its history, level of past-due accounts, and its relationships with, and the economic status of, its customers. At September 30, 2005, the Company has determined that an allowance for estimated uncollectible accounts is not necessary.

7] Inventory

Finished goods are carried at the lower of cost using the average cost method or market. Raw materials are carried at average cost. Work in process is based on the amount of average product costs currently in the production pipeline.

8] Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets ranging from three to forty years.

9] License Agreements

License agreements owned by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired. No such impairments have been identified by management at September 30, 2005. License agreements are amortized using the straight-line method over the shorter of the estimated useful life or legal term of the agreement.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2005

10] Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time the product is shipped to its customers.

11] Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted this pronouncement during the first quarter of 2005.

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

Concurrently, with the closing of the Offering, the Company completed a recapitalization in the form of a "reverse merger" transaction with Zen Pottery Equipment, Inc. ("Zen"), a publicly traded Colorado corporation. As part of the merger, the Company merged into a wholly owned subsidiary of Zen. Zen acquired all the outstanding capital stock of the Company and, in consideration, issued 9,706,781 shares of its common stock to the Company's shareholders. Zen retired all of its prior existing shares of common stock except for 1,874,303 shares of common stock retained by the original shareholders of Zen. Placement agents and other advisors received an additional 665,834 shares of common stock for services rendered in connection with the Offering and the reverse merger. After the closing of the Offering and the reverse merger, there were 13,437,033 shares of common stock of the Company issued and outstanding. Also, as result of the merger, warrants to purchase 1,465,068 shares of common stock of the Company were converted to warrants to purchase 1,293,376 shares of the common stock of the Company.

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

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2005

Note C - Senior Secured Note Financing

On January 19, 2005, the Company completed a transaction with two institutional investors, primarily to refinance a short-term note issued for the acquisition of its Xethanol BioFuels, LLC ("BioFuels") facility. At the closing of that transaction, BioFuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000 (the "January Notes"). A portion of the proceeds of the financing were used to satisfy a $3,000,000 demand note held by First National Bank of Omaha. The Company used the remaining proceeds to refurbish and upgrade capacity at the BioFuels facility, fund start-up activities at the facility and related working capital requirements, and pay legal and other professional fees related to the financing. The January Notes provide for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, distillers wet grain ("DWG") and any other co-products, including xylitol, at the BioFuels facility, with the principal becoming due in January 2012. The Company has the right to require the holders of the January Notes, from and after January 2008, to surrender the January Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the January Notes have the right to convert the January Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 1,250,000 shares of common stock).

On August 8, 2005, the Company completed a second transaction with the same two institutional investors and, at the closing of this transaction, BioFuels issued senior secured royalty notes in the aggregate principal amount of $1,600,000 (the "August Notes"). The proceeds from this financing will be used for working capital and general corporate purposes. The terms of this financing provide for interest to be paid semi-annually at the greater of 10% per year or 1.6% of revenues from sales of ethanol, DWG and any other co-products, including xylitol, at the BioFuels facility, with the principal becoming due in August 2012. The Company has the right to require the holders of the August Notes, from and after August 2008, to surrender the August Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the August Notes have the right to convert the August Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 400,000 shares of common stock).

As of September 30, 2005, the total accrued interest on the January and August Notes amounted to $150,110.

Note D - Acquisition of Superior Separation Technologies, Inc.

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

Note E - Acquisition of Xylose Technologies, Inc.

On August 15, 2005 the Company acquired 100% of the issued and outstanding common stock of Xylose Technologies, Inc. ("XTI") from UTEK Corporation in exchange for 567,857 shares of the Company's common stock at a price of $4.20 for a total consideration of $2,385,000. XTI holds a license agreement, which has a term of twenty years, to patented technologies based on research done by the U. S. Department of Agriculture's Forest Products Lab (the "FPL") designed to convert xylose into ethanol and xylitol. The license calls for a minimum royalty payment of $15,000 in 2008 and $25,000 in 2009 and each successive year thereafter until the end of the license term. At the time of the acquisition, XTI also held cash of $450,000. The cash will be used to fund a Collaborative Research and Development Agreement with the FPL for further technology development and for commercial implementation.

Note F - Restricted Cash

On May 10, 2005, the Company opened up a letter of credit in the amount of $220,000, as required by an insurance company to post a bond in connection with our permit application to the Bureau of Alcohol, Tobacco and Firearms (the "BATF"). In order to obtain the letter of credit, the Company has placed $220,000 in a one year time deposit account with the issuing bank as collateral.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2005

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

The total cash of $270,000 on deposit with the issuing bank is reported in Current assets under "Prepaid expenses and other assets".

Note G - Incentive Compensation Plan

On February 2, 2005, following the completion of the reverse merger, our board of directors adopted and approved a new 2005 Incentive Compensation Plan (the "Plan"), which was subsequently approved by the Company's shareholders on March 29, 2005.

The terms of the Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the Plan, the total number of shares of our common stock that may be subject to the granting of awards under the Plan shall be equal to 2,000,000 shares, plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The persons eligible to receive awards under the Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries.

As of September 30, 2005, 317,070 shares of our common stock were awarded and are outstanding under the Plan. The fair value of these shares was estimated using the Offering price of $3.25 per share and was recorded as compensation expense. During the quarter ended September 30, 2005, the number of shares awarded and outstanding under the Plan decreased by 80,000 shares as a result of cancellations and reclassifications. The shares have been added back to total shares available for future issuance under the Plan. During the nine months ended September 30, 2005, net compensation expense related to 2005 stock awards was $1,030,478.

As of September 30, 2005, options to purchase 480,000 shares of common stock were awarded under the Plan. During the three months ended September 30, 2005, the Company awarded options to purchase 330,000 shares of common stock. These options are exercisable over a five-year period with an exercise price of $4.00 per share. The weighted average exercise price for all outstanding options is $3.95. During the same period, current options to purchase 150,000 shares were forfeited or reclassified. The fair value of the options is estimated at the grant date using the Black-Scholes option pricing model and is recorded as expense over the respective vesting periods. Significant assumptions used in the model were 4.04% as the risk-free rate and 40% for volatility. During the nine months ended September 30, 2005, net compensation expense related to 2005 option activity was $440,983.

Note H - Related Party Transactions

In January 2005, Christopher d'Arnaud-Taylor entered into an employment agreement with the Company to serve as the Company's Chief Executive Officer for a term of three years. During the nine months ended September 30, 2005, the Company paid Mr. Taylor $236,075. Mr. Taylor is also the Chairman of the Company's Board of Directors and a significant shareholder of the Company. Mr. Taylor beneficially owns approximately 10.9% of the Company's common stock. As of September 30, 2005, the Company has a payable due to Mr. Taylor of $17,000 for services rendered during 2004.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2005

In February 2005, the Company entered into a Consulting Services Agreement with Jeffrey S. Langberg, now one of the Company's directors, pursuant to which Mr. Langberg agreed to provide general business advisory services. Under this agreement, the Company agreed to pay Mr. Langberg a monthly consulting fee and a sign-on bonus. Mr. Langberg agreed to waive any compensation otherwise payable to him as a director of the Company. Mr. Langberg is a significant shareholder of the Company and beneficially owns approximately 7.7% of the Company's common stock. During the nine months ended September 30, 2005, the Company paid Mr. Langberg $584,147. As of September 30, 2005, the Company has a payable due to Mr. Langberg of $4,353 for services rendered during 2004.

The Company subleases its office space in New York from a limited liability company in which Mr. Langberg is the managing member. The Company pays $10,000 per month in rent, on a month-to-month basis, representing the proportion of the square footage of the office space occupied by us to the total square footage of the entire leased premises.

Note I - Legal Proceeding

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust (hereinafter, the "Plaintiffs"), commenced an action against Xethanol in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351, requesting declaratory judgment declaring that Plaintiffs are entitled to receive 300,000 shares of Xethanol common stock and seeking transfer to Plaintiffs of these 300,000 shares of Xethanol common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty. Xethanol filed a notice of removal on August 29, 2005, and the case is now being heard in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On September 8, 2005, Xethanol filed its answer and affirmative defenses to Plaintiffs' complaint, asserting that the Rolls do not have any ownership interests in the Xethanol shares.

Note J - Subsequent Events

1] Fusion Capital Transaction

On October 18, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), pursuant to which Fusion has agreed, under certain conditions, to purchase up to $20 million of Company common stock over a 25-month period, subject to earlier termination at our discretion. . Pursuant to the terms of a Registration Rights Agreement, dated as of October 18, 2005, Xethanol agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares which are issued or may be issued to Fusion Capital under the Purchase Agreement. Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement Xethanol has the right to sell to Fusion Capital up to $40,000 of Xethanol's common stock, which amount may be increased by Xethanol under certain conditions. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the common stock is less than $2.00.

2] Permeate Refining Refinancing

On October 18, 2005, the Company entered into a memorandum of agreement with the current holder of a $1,125,000 promissory note issued by Xethanol One, LLC, a wholly-owned subsidiary of the Company. The note is secured by an underlying mortgage on the real estate associated with Permeate Refining's operations. Under the terms of the agreement, the Company exchanged the previously issued promissory note for a full release and satisfaction of the mortgage and a new promissory note in the amount of $250,000 payable by the Company and for 135,000 shares of common stock valued at $692,555.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
September 30, 2005

3] Legal Proceedings

Effective October 19, 2005, the Company entered into a marketing and licensing agreement with DDS Technologies USA, Inc ("DDS"), under which among other things, the Company agreed to settle two related legal actions concerning its investment in the DDS-Xethanol, LLC joint venture. Under the terms of the agreement, we entered into a mutual release with DDS, by which each party discharged the other from all claims and liabilities. As part of the agreement, DDS will issue 200,000 shares of its stock to Xethanol with an estimated market value of $158,000. DDS also granted a license to the Company to deploy DDS's patented dry disaggregation technology in our ethanol facilities. DDS also granted to the Company an exclusive license, with certain exceptions, to market the DDS dry disaggregation technology to the ethanol industry in the United States. The Company will pay a royalty to DDS for use of the technology equal to 1.25% of ethanol revenues generated from the use of such technology.

The Company expects the two DDS legal actions to be formally settled during the fourth quarter of 2005.

PART I - Financial Information

Item 2. Management Discussion and Analysis

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

The Company was formed in Delaware in January 2000 to capitalize on the growing market for ethanol and its related co-products. In particular, the Company is focused on the emerging waste-to-ethanol sector of the ethanol industry. It began its ethanol production operations in September 2003 with the acquisition of an Iowa-based ethanol producer, Permeate Refining, Inc. ("Permeate"). In October 2004, the Company purchased a second plant in Blairstown, Iowa, which operates as Xethanol BioFuels, LLC ("BioFuels"), a wholly-owned subsidiary of the Company.

Since our business is that of the Company only, the former officers of the Company were appointed to the same positions in the Company and the former Company stockholders received a majority of the total common stock of the Company in the reverse merger. The merger was accounted for as a recapitalization of the Company, and, the information in this Form 10-QSB is that of the Company.

Plan of Operation

The Company's revenue model is based on the sale of ethanol and its related co-products. The co-products include distillers wet grains ("DWG") and xylitol. DWG is a high protein, high fat product that is a co-product of corn-based ethanol production. DWG is sold to the animal feed ingredient market. Xylitol is a natural sweetener that was approved by the FDA in the 1960's for use in foods and beverages - including chewing gums, candies, toothpastes and diabetic regimens. Xylitol is a co-product derived from our biomass-to-ethanol production. The Company also expects to be eligible for cash subsidies available for the utilization of corn and other eligible feedstocks through the U.S. Department of Agriculture.

At the present time, the Company owns two ethanol plants in Iowa - BioFuels in Blairstown and Permeate in Hopkinton. The Company also owns several proprietary bio-separation and bio-fermentation technologies that are targeted at reducing costs throughout the entire ethanol production process.

The BioFuels plant was acquired in November 2004 as an idled plant. During the first six months of 2005, this facility underwent substantial refurbishment and became operational in July 2005. The plant is currently producing at its production capacity of 5.5 million gallons per year. We sell the ethanol from BioFuels under an exclusive marketing agreement with Aventine Renewable Energy, Inc. Aventine is the second largest marketer of ethanol in the United States and purchases all of Xethanol BioFuel's ethanol production under a renewable three-year off-take agreement. We sell our DWG through a local merchandising agent.

PART I - Financial Information

Item 2. Management Discussion and Analysis

Permeate primarily processed waste starches and sugars. During April 2005, we temporarily ceased operations at the Permeate plant in order to refurbish the facility. We are currently evaluating alternatives to maximize the strategic use of this facility. We expect to complete our review during the fourth quarter of 2005.

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

Third Quarter 2005 Summary Highlights

o The Company's BioFuels facility began operations on July 1. In preparation for its opening, the Company invested over $2,400,000 related to the plant which included purchases and repair of equipment, land improvements, acquisition of permits, licenses and insurance and other start up activities.

o The Company entered into a 3 year marketing agreement with Aventine Renewable Energy, Inc to sell all the ethanol produced by the BioFuels plant. Aventine is the second largest producer and marketer of ethanol in the United States.

o During the quarter, the Company's BioFuels facility sold over 1,000,000 gallons of ethanol and generated almost $2,000,000 in revenues from the sales of ethanol and by-products.

o In August, the Company raised $1,600,000 in senior secured convertible debt financing. The Company issued senior secured royalty notes through its wholly owned subsidiary, Xethanol BioFuels, to two institutional investors. The proceeds are being used to fund working capital needs.

o In August, the Company acquired Xylose Technologies, Inc. As part of this transaction, the Company acquired the license for a patented process to convert xylose into ethanol and xylitol. This technology was developed by researchers at the USDA Forest Products Laboratory and the University of Wisconsin. Since xylose is present in biomass materials such as agricultural wastes, corn hulls, pulping wastes and fast-growing hardwoods, which are currently under-exploited, we believe a method to more easily convert xylose to ethanol and value-added co-products such as xylitol will prove to be a milestone technology.

o The Company significantly enhanced its Board of Directors with the election of Mr. Richard L. Ritchie in July and Marc S. Goodman in August. This brings the Company's Board membership to seven with four of the seven being considered "independent" directors under the SEC's independence standards. In addition, the Board formed an Audit Committee, a Compensation Committee and a Nominations and Governance Committee.

Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net Loss. The Company had net losses of $6,088,857 and $1,437,231 for the nine months ended September 30, 2005 and 2004, respectively. These losses are not comparable given the significant activity that occurred at the Company subsequent to September 30, 2004, including the acquisition of BioFuels, the reverse merger, the private equity offering, the senior secured notes offerings, the establishment of a corporate office and organizational infrastructure, the closure of Permeate Refining and the opening of the BioFuels facility. During these periods, operations were financed through various private equity and debt financing transactions.

PART I - Financial Information

Item 2. Management Discussion and Analysis

Sales. Net sales for the nine months ended September 30, 2005 were $2,058,548 as compared to $329,789 for the nine months ended September 30, 2004. The sales during the nine months ended September 30, 2005 relate almost entirely to the BioFuels facility which began operations in July 2005 while 2004 sales relate entirely to the Permeate operations. During the period July through September of 2005, BioFuels sold approximately 1.1 million gallons of ethanol at an average price per gallon of $1.62. BioFuels also generated revenue of approximately $182,000 from the sales of by-products. During the nine months ended September 2004, the Company sold approximately 215,000 gallons of ethanol through its Permeate facility at an average price per gallon of $1.53.

Cost of Sales. Cost of sales for the nine months ended September 30, 2005 were $2,692,115 as compared to $641,328 for the nine months ended September 30, 2004. The increase in the cost of sales is directly related to the beginning of production at the BioFuels plant and partially offset by the stopping of production at Permeate after March 31, 2005. The cost of sales at the BioFuels plant reflects start up production inefficiencies as well as unusually high prices of natural gas.

Operating Expenses. Operating expenses were $4,826,524 for the nine months ended September 30, 2005 as compared to $1,072,267 for the nine months ended September 30, 2004.

The increase in operating expenses of $3,754,257 is due principally to 1) increased expenses of approximately $2,700,000 attributable to the creation of the Xethanol corporate office, 2) increased expenses of approximately $860,000 related to start-up expenses at the BioFuels facility prior to its opening on July 1, 2005, 3) increase in amortization expense of approximately $99,000 resulting from licenses acquired during 2005, 4) various expenses including depreciation, related to Permeate that are included in operating expenses in 2005 but were included in cost of sales in 2004, and 5) selling, general and administrative expenses incurred at the BioFuels facility since it began operation on July 1, 2005.

The increase of $2,700,000 attributable to the Xethanol corporate office is due primarily to compensation expense of $1,700,000. Compensation expense increased as a result of an increase in employees and full time consultants as the Company has expanded its management team and developed a corporate infrastructure to support both the growth of its business and its change to a public corporation. An additional $318,000 relates to options granted to independent directors who joined the Company's Board during the period. Approximately $318,000 of the increase is attributable to services provided by various outside advisors covering areas such as public relations, investor relations, business development and capital raising. Other items that contributed to the increase in corporate overhead expense were an $189,000 increase in auditing, tax and legal fees and a $121,000 in office expenses such as rent, communications and supplies.

Approximately $1,860,000 or 69% of the Xethanol corporate office increase was the result of non-cash compensation in the form of stock, warrants or options.

Included in the BioFuels start-up expenses are approximately $375,000 in repairs, maintenance and supplies. Expenses attributable to plant and office personnel accounted for approximately $270,000 of the total. Other items included expenses related to insurance and utilities.

Interest Expense. Interest expense increased by $390,910 principally as a result of the issuance of $5,000,000 of senior secured royalty notes in January 2005 and $1,600,000 of senior secured royalty notes in August 2005.

Organizational Expenses. In connection with the reverse merger, the Company paid $300,000 to the former owners of Zen to repurchase 8,200,000 of their Zen shares which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Net Loss. The Company had net losses of $1,612,898 and $671,430 for the three months ended September 30, 2005 and 2004, respectively. These losses are not comparable given the significant activity that occurred at the Company subsequent to September 30, 2004, including the acquisition of BioFuels, the reverse merger, the private equity offering, the senior secured notes offerings and the establishment of a corporate office and organizational infrastructure, the closure of Permeate Refining and the opening of the BioFuels facility.

PART I - Financial Information

Item 2. Management Discussion and Analysis

Sales. Net sales for the three months ended September 30, 2005 were $1,959,364 as compared to $142,525 for the three months ended September 30, 2004. The sales during 2005 related directly to sales from the BioFuels facility while sales during 2004 related directly to sales from our Permeate facility since BioFuels did not begin operating until July 1, 2005 and Permeate ceased operating on March 31, 2005. During the 2005 period, BioFuels sold approximately 1.1 million gallons of ethanol at an average price per gallon of $1.62. BioFuels also generated revenue of approximately $182,000 from the sales of by-products. During 2004, the Company sold approximately 95,000 gallons of ethanol at an average price per gallon of $1.49.

Cost of Sales. Cost of sales for the three months ended September 30, 2005 were $2,434,131 as compared to $243,277 for the three months ended September 30, 2004. The increase in the cost of sales is directly related to the beginning of production at the BioFuels plant and partially offset by the stopping of production at Permeate after March 31, 2005. The cost of sales at the BioFuels plant reflects start up production inefficiencies as well as unusually high prices of natural gas.

Operating Expenses. Operating expenses were $982,942 for the three months ended September 30, 2005 as compared to $555,701 for the three months ended September 30, 2004. The net increase of $427,241 is due primarily to the increases related to the Xethanol corporate offices and in particular to expenses related to options granted to independent directors who joined the Company's Board during the period and to services provided by various outside advisors covering areas such as public relations, investor relations, business development and capital raising. Selling, general and administrative expenses incurred at the BioFuels facility during the quarter also contributed to the increase.

Liquidity and Capital Resources

At September 30, 2005, the Company's working capital amounted to $1,168,352 as compared with a working capital deficit of $640,586 at December 31, 2004.

During the nine months ended September 30, 2005, the Company used net cash of $4,913,012 for operating activities. Additional cash of $1,004,534 was used to purchase property and equipment. Cash used for operating and investing was more than offset by net cash proceeds of $3,621,567 raised from the Offering, $6,600,000 of proceeds raised from the issuance of the senior secured royalty notes net of the repayment of the $3,000,000 short-term note payable and $450,000 received as a result of the Xylose Technologies acquisition. Net cash increased during the nine months ended September 30, 2005 by $1,754,021.

On October 18, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion"), pursuant to which Fusion has agreed, under certain conditions, to purchase up to $20 million of Company common stock over a 25-month period, subject to earlier termination at our discretion. . Pursuant to the terms of a Registration Rights Agreement, dated as of October 18, 2005, Xethanol agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the shares which are issued or may be issued to Fusion Capital under the Purchase Agreement. Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement Xethanol has the right to sell to Fusion Capital up to $40,000 of Xethanol's common stock, which amount may be increased by Xethanol under certain conditions. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the common stock is less than $2.00.

As of October 30, 2005, the Company had a cash balance of approximately $1,400,000. Based upon the Company's current financial condition, cash forecast and operating plan (which excludes funding, if any, that the Company may obtain through its agreement with Fusion Capital), the Company believes that it has adequate cash resources to sustain its operations until March 2006. If obtaining sufficient financing through the agreement with Fusion Capital were to prove unavailable or prohibitively dilutive and if the Company is unable to generate significant cash flow from operations, the Company will need to secure additional funding in order to satisfy its working capital needs. In addition, the planned expansion of our business will require us to commit significant capital resources in amounts substantially in excess of the Company's current financial resources. If adequate financing is not available, we may have to delay, scale back or eliminate some of our operations or expansion plans.

PART I - Financial Information

Item 2. Management Discussion and Analysis

Management is currently seeking additional capital through the future issuance of stock, debt or other forms of traditional asset-based financing. There can be no assurance that we will be successful in obtaining additional financing.

The uncertainties regarding the availability of continued financing and the Company's ability to generate adequate cash flow from operations raise doubt about the Company's ability to continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

There has been no change, other than that noted below, in the Company's internal controls over financial reporting during the fiscal quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The reportable conditions have been discussed in detail among management and our independent auditors, and we are committed to addressing and resolving these matters fully and promptly by putting in place, personnel, processes, technology and other resources appropriate to support our financial reporting and control environment. As part of this commitment, we hired a chief financial officer in March 2005. Other steps taken include consolidating all our plant accounting, reporting and administrative functions at the Biofuels facility under a plant controller, establishing a company-wide chart of accounts, instituting a formal quarterly closing process. Additionally, on July 28, 2005, the Company formed an Audit Committee of the Board of Directors.

PART II - OTHER INFORMATION

Item 1 - Legal Proceeding

The Company is party to two related actions concerning our investment in a joint venture called DDS-Xethanol LLC, both of which have been settled effective as of October 19, 2005 and are expected to be formally dismissed during November 2005. The first action, captioned DDS-Xethanol LLC and Xethanol Corporation v. DDS Technologies USA, Inc., is pending before the American Arbitration Association ("AAA") in Washington, D.C. and concerns a dispute between us and our joint venture partner DDS Technologies USA, Inc. ("DDS"), regarding the formation and operation of the joint venture and, ultimately, money that the Company is owed by DDS. An answer and counterclaims have been filed in this arbitration. Although an arbitration panel has been appointed, the proceedings have been stayed while the parties engage in settlement discussions. The second action is captioned DDS Technologies USA, Inc. v. Xethanol Corporation, Xethanol One, LLC, Permeate Refining, Inc., Christopher d'Arnaud-Taylor, Jeffrey S. Langberg and Robert J. Lehman, pending in the United States District Court for the Northern District of Iowa, and is related to the AAA arbitration. This action was filed in response to the arbitration and seeks possession of a machine that was contributed to the joint venture by DDS. The court has stayed this action in favor of the arbitration. We do not believe these proceedings, if adversely determined, will have any material impact on our financial condition.

Effective October 19, 2005, the Company entered into a marketing and licensing agreement with ("DDS"), under which among other things, the Company agreed to settle two related legal actions concerning its investment in the DDS-Xethanol, LLC joint venture. Under the terms of the agreement, we entered into a mutual release with DDS, by which each party discharged the other from all claims and liabilities and agreed with the other party to jointly file dismissals with prejudice of all claims in the two legal actions. As part of the agreement, DDS will issue 200,000 shares of its stock to Xethanol. DDS also granted a license to the Company to deploy DDS's patented dry disaggregation technology in our ethanol facilities. DDS also granted to the Company an exclusive license, with certain exceptions, to market the DDS dry disaggregation technology to the ethanol industry in the United States. The Company will pay a royalty to DDS for use of the technology.

The Company expects the two legal actions to be formally settled during November 2005.

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust (hereinafter, the "Plaintiffs"), commenced an action against Xethanol in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351, requesting declaratory judgment declaring that Plaintiffs are entitled to receive 300,000 shares of Xethanol common stock and seeking transfer to Plaintiffs of these 300,000 shares of Xethanol common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty. Xethanol filed a notice of removal on August 29, 2005, and the case is now being heard in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On September 8, 2005, Xethanol filed its answer and affirmative defenses to Plaintiffs' complaint, asserting that the Rolls do not have any ownership interests in the Xethanol shares.

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

Date:  November 11, 2005

                                          XETHANOL CORPORATION

                                          /s/ Christoper d'Arnaud-Taylor
                                          ------------------------------
                                          Christoper d'Arnaud-Taylor, President
                                          and Chief Executive Officer

                                          (Principal Executive Officer)

                                           /s/ Lawrence Bellone
                                          ------------------------------
                                          Lawrence Bellone
                                          (Principal Financial Officer)