Form 10QSB/A
period 2005-09-30
XETHANOL CORP
filed 2005-12-22
CIK 1145061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2005

Commission File Number: 000-50154

XETHANOL CORPORATION

(Exact name of small business issuer specified in its charter)

DELAWARE	84-1169517
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation)

1185 Avenue of the Americas, New York, NY 10036

(Address of principal executive offices)

(646) 723-4000

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005, the Company had 15,076,219 shares of common stock, par value $.001 per share, issued and outstanding. Transitional Small Business Disclosure Format. Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2005 (the “Form 10-QSB”) of Xethanol Corporation (the “Company”) amends and supplements Item 3 of Part I of the Form 10-QSB filed by the Company on November 14, 2005. All other Items contained in the Form 10-QSB, including, without limitation, all of the financial statements and the related notes thereto, remain unchanged.

PART I
FINANCIAL INFORMATION

Item 3. Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures, is more fully discussed below. Based upon the Company's evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report, notwithstanding the prior existence of certain material weaknesses, the Company’s disclosure controls and procedures were effective.

In connection with the audit of our December 31, 2004 financial statements, our independent registered public accounting firm notified our senior management and the Board of Directors that they had identified significant deficiencies that they considered material weaknesses in the Company's internal controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse effects on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weaknesses identified by our independent registered public accounting firm related to two specific errors in the Company’s financial reporting and the lack of the necessary internal accounting resources. The first related to the Company’s recording of goodwill upon the acquisition of certain assets from the Company’s founding shareholders in September 2001. SEC Staff Accounting Bulletin #48 (SAB 48) requires that transfers of non-monetary assets from promoters or shareholders in exchange for stock prior to or at the time of a company’s initial public offering normally should be recorded at the transferor’s historical cost basis. The Company’s previously issued financial statements for the year ended December 31, 2003 and for the nine months ended September 30, 2004, which were audited by the Company’s former independent auditors, overstated goodwill and stockholders’ equity by approximately $900,000 because the assets acquired from the Company’s founding shareholders were recorded at estimated fair value instead of at their historical cost basis of zero. The second related to recording of the Permeate acquisition. The operations of Permeate were erroneously included in the Company’s results of operations for its full fiscal year ended December 31, 2003, rather than from the date of the acquisition, which was completed in July 2003. This adjustment caused a decrease in stockholders equity of approximately $150,000. Such financial statements related to periods prior to the Company’s “reverse merger” transaction with Zen in February 2005 (at which time the Company became subject to the reporting requirements of the Exchange Act) and, therefore, were not included in any report filed with the SEC under the Exchange Act. The foregoing adjustments were reflected in the Company’s financial statements for the year ended December 31, 2004, which were included in Amendment No. 1 on Form 8-K/A to the Company’s Current Report on Form 8-K, dated February 2, 2005, filed with the SEC on April 20, 2005.

Prior to the Company’s “reverse merger” transaction with Zen in February 2005, during which time the foregoing errors in financial reporting were made, the Company had no formal audit committee, very limited accounting personnel and outsourced significant accounting functions. Reliance on such limited resources impaired the Company’s ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as effective disclosure controls and procedures.

The material weaknesses were discussed in detail among management and our current independent registered public accounting firm in the first quarter of 2005 and, as a result of such discussions, the Company promptly implemented a series of steps to improve its financial reporting and disclosure controls and procedures and to remedy the material weaknesses identified. Such steps included putting in place personnel, processes, technology and other resources appropriate to support the Company’s financial reporting and disclosure controls and procedures. In this regard, the Company (1) appointed a chief financial officer, with financial accounting and Exchange Act reporting experience, in April 2005 to oversee all of the Company’s accounting and reporting functions, (2) consolidated all of its plant accounting, reporting and administrative functions at its BioFuels facility under a local plant controller, (3) implemented a system of formal procedures and controls to enable the accurate and timely gathering, recording, processing and “up-the-ladder” reporting of information, including formal monthly reporting requirements and regular conferences among internal accounting personnel and senior financial management, (4) consolidated all public reporting functions at the Company’s principal executive offices under the supervision of the Company’s Chief Financial Officer, and (5) on July 28, 2005, formed an audit committee of the Board of Directors composed entirely of independent directors. In addition, as the Company continues to grow, and as resources permit, the Company anticipates that its Chief Financial Officer will continue to hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Because all of the foregoing steps were implemented by the Company prior to the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer were able to carefully evaluate the effectiveness of these new measures, together with the Company’s other disclosure controls and procedures, at the end of the period covered by this Report. On the basis of such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer reached the conclusion set forth above that, as of the end of the period covered by this Report, notwithstanding the prior existence of certain material weaknesses, the Company’s disclosure controls and procedures were effective. However, because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

The foregoing sets forth all of the significant changes that have occurred in the Company’s internal controls over financial reporting during the fiscal quarter ending September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. Except as described above, there were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART II - OTHER INFORMATION

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

Date: December 22, 2005

XETHANOL CORPORATION

/s/ Christoper d'Arnaud-Taylor
Christoper d'Arnaud-Taylor, President and Chief Executive Officer

(Principal Executive Officer)

/s/ Lawrence Bellone
Lawrence Bellone (Principal Financial Officer)