Form 10KSB
period 2005-12-31
XETHANOL CORP
filed 2006-03-31
CIK 1145061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 000-50154

XETHANOL CORPORATION
(Name of Small Business Issuer as specified in its charter)

Delaware	84-1169517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1185 Avenue of the Americas
New York, New York 10036
(Address of Principal Executive Offices and Zip Code)

Registrant's Telephone Number, Including Area Code: (646) 723-4000

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

State issuer’s revenues for its most recent fiscal year: $4,342,927

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $73,038,854 (computed by reference to the average bid and asked price of the registrant’s common stock on March 24, 2006).

As of March 24, 2006, there were 16,167,118 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that, if any of these events occurs, the trading price of our common stock could decline and you could lose all or part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

On February 2, 2005, Zen Acquisition Corp., a Delaware corporation (“Zen Acquisition”) and a wholly owned subsidiary of Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), merged with and into Xethanol Corporation, a Delaware corporation (“Old Xethanol”). As a result of the merger, Old Xethanol became a wholly owned subsidiary of Zen and changed its name to Xethanol BioEnergy, Inc. and Zen discontinued its business and succeeded to the business of Old Xethanol as its sole line of business. Following the merger, Zen reincorporated from the State of Colorado to the State of Delaware and changed its corporate name to Xethanol Corporation. Unless the context otherwise requires, “we,” “our,” “us,” and similar expressions refer to Xethanol Corporation, a Delaware corporation (formerly known as Zen Pottery Equipment, Inc., a Colorado corporation), after giving effect to the merger.

Company Overview

We are a biotechnology-driven company with the primary goal of becoming a leader in the emerging biomass-to-ethanol industry. We produce ethanol and its co-products. Ethanol is a clean burning, renewable fuel and is used as a primary gasoline additive under the Energy Policy Act of 2005. We plan to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into ethanol or other valuable co-products. Our business model is to deploy proprietary biotechnologies that will extract and ferment sugars trapped in these biomass waste concentrations in a cost effective manner by locating ethanol plants closer to biomass sources and in proximity to urbanized high-demand ethanol markets.

Old Xethanol was formed to capitalize on the growing market for ethanol and its co-products. Old Xethanol commenced ethanol production in August 2003 with its first acquisition and plant, Iowa-based Permeate Refining, Inc. Permeate operated for more than a decade principally using non-corn-based feedstocks such as waste candy sugars sourced from the greater-Chicago candy industry and waste starches sourced from regional wet millers. Permeate has a current capacity of 1.6 million gallons of ethanol per year. In April 2005, we temporarily ceased operations at Permeate in order to refurbish the facility and to consider alternatives to maximize the strategic use of the facility. We are currently evaluating the possibility of adapting the facility to become our first cellulosic biomass refinery and integrating certain of our proprietary technologies.

In October 2004, Old Xethanol purchased its second facility located in Blairstown, Iowa, which is now operated by our Xethanol BioFuels subsidiary. The Xethanol BioFuels plant is situated on 25.5 acres with nearby corn and corn stover (biomass) production. The plant has a nameplate production capacity of approximately 5.5 million gallons of ethanol per year using corn as its feedstock. At the time of the acquisition, the plant was idled and in bankruptcy. After substantial upgrades and refurbishment, we recommenced production in July 2005 and the facility is currently producing approximately 6 million gallons per year. In addition to ethanol production, BioFuels also produces distiller’s wet grains, or DWG, a by-product of the traditional corn-to-ethanol process.

A significant aspect of our business model is the acquisition and development of advanced processing technologies. Through our strategic alliance with UTEK Corporation, a publicly-traded technology transfer company, whereby we outsource our technology search, we have acquired “small footprint” bio-separation and bio-fermentation technologies to lower production costs and increase profit potential. Under this program, we have acquired a pipeline of diverse technologies and have developed strategic relationships with government and university research labs to further develop and prove out these technologies. Once a new technology has proved out, we intend to move it from the laboratory to the field for commercialization at one of our production facilities. We will also review opportunities to license our technologies to third parties to create royalty income streams.

Corporate Information

Our corporate headquarters are located at 1185 Avenue of the Americas, 20th Floor, New York, New York 10036, and our telephone number is (646) 723-4000. Our website is located at www.xethanol.com.

Corporate History and Recent Developments

Zen was formed under the laws of the State of Colorado on April 19, 1991. After the “reverse merger” transaction described below, Zen discontinued its previous business and succeeded to the business of Old Xethanol as its sole line of business.

Old Xethanol was originally incorporated in Delaware on January 24, 2000 as Freereal-Timequote.com, Inc. On August 8, 2000, the company changed its corporate name to LondonManhattan.com, Inc. and on September 19, 2001 changed its corporate name again to Xethanol Corporation to function as a holding and management company for a series of planned acquisitions and new ventures in the biomass-to-ethanol industry.

Overview

On February 2, 2005, we completed a so-called “reverse merger” transaction, in which we caused Zen Acquisition, a Delaware corporation and a newly-created, wholly-owned subsidiary of Zen, to be merged with and into Old Xethanol. As a result of the merger, Old Xethanol became a wholly owned subsidiary of Zen and changed its name to Xethanol BioEnergy, Inc. Following the merger, Zen reincorporated from the State of Colorado to the State of Delaware and changed its corporate name to Xethanol Corporation. In connection with our name change, we changed our trading symbol to XTHN.OB.

The reverse merger was consummated under Delaware law and pursuant to the Merger Agreement, as discussed below. A copy of the Merger Agreement was included as an exhibit to our Current Report on Form 8-K, dated February 2, 2005, which was filed with the SEC on February 3, 2005.

Concurrently with the closing of the merger, we also completed a private offering of shares of our common stock to accredited investors, and received gross proceeds of $3,000,028 at the closing of the private offering. We received an additional $867,849 upon a second closing of the private offering on February 15, 2005, for total gross private offering proceeds of $3,867,877.

The Merger

Pursuant to the Merger Agreement, at closing, stockholders of Old Xethanol received in the merger approximately .88 of a share of our common stock for each share of Old Xethanol common stock held by such stockholders. As a result, at closing we issued 9,706,781 shares of our common stock to the former stockholders of Old Xethanol, representing 74.0% of our outstanding common stock following the merger, in exchange for 100% of the outstanding capital stock of Old Xethanol. The consideration issued in the merger was determined as a result of arm’s-length negotiations between the parties.

All outstanding warrants issued by Old Xethanol prior to the merger to purchase shares of Old Xethanol common stock were amended to become warrants to purchase our common stock on the same terms and conditions as those warrants issued by Old Xethanol, except that the number of shares issuable upon the exercise of such warrants was amended to reflect the applicable exchange ratio. Prior to the closing of the merger, all outstanding Old Xethanol warrants were exercisable for 1,465,068 shares of Old Xethanol common stock. At the closing of the merger, these warrants were amended to become warrants to purchase 1,293,370 shares of our common stock. Neither Old Xethanol nor our company had any stock options outstanding as of the closing of the merger.

In connection with the merger, we repurchased a total of 8,200,000 shares of our common stock owned by Zen Zachariah Pool III and Walter C. Nathan for aggregate consideration of $300,000 and then cancelled those shares at the closing of the merger. Immediately following the closing, and as part of the consideration for the repurchase of his shares, we sold to Mr. Pool our pottery kiln operations, and Mr. Pool assumed the historical liabilities of those operations. Giving effect to the cancellation of these stockholders’ shares, there were 1,874,303 shares of our common stock outstanding before giving effect to the stock issuances in the merger and private offering.

The shares of our common stock issued to former holders of Old Xethanol common stock in connection with the merger, and the shares of our common stock issued in the private offering, were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon exemptions from the registration requirements of the Securities Act.

Expansion of Board of directors

In accordance with our by-laws for filling newly-created board vacancies, Zen Zachariah Pool III and Walter C. Nathan, our existing pre-merger directors, appointed Christopher d’Arnaud-Taylor and Franz A. Skryanz, previous directors of Old Xethanol, to serve as additional directors of our company effective at the closing of the merger. Susan Pool resigned as a director effective at the closing of the merger. Mark Austin and Jeffrey S. Langberg were also appointed as directors effective February 28, 2005, after our compliance with the provisions of Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14f-1 promulgated under the Exchange Act. Messrs. Pool and Nathan also resigned as directors following the closing, with their resignations effective on February 28, 2005.

On February 2, 2005, Mr. d’Arnaud-Taylor was named Chairman, President and Chief Executive Officer and Franz A. Skryanz was named Vice President, Secretary and Treasurer. At the same time, Messrs. Pool and Nathan and Ms. Pool resigned as our officers. On April 13, 2005, Lawrence S. Bellone was appointed to be our Chief Financial Officer. On May 27, 2005, Mark Austin resigned as a director, but remains on our advisory board. In December 2005, Mr. Austin entered into a consulting agreement with the Company to assist us in the development of our technology portfolio and overall technology strategy.  On June 2, 2005, Louis B. Bernstein and Richard D. Ditoro were elected to our board of directors. On July 28, 2005, Richard L. Ritchie was elected to our board of directors. On August 10, 2005, Marc S. Goodman was elected to our board of directors. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Accounting Treatment; Change of Control

The merger was accounted for as a recapitalization of Old Xethanol (or a “reverse merger”), since the former stockholders of Old Xethanol now own a majority of the outstanding shares of our common stock as a result of the merger. Old Xethanol was deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Old Xethanol and are recorded at the historical cost basis of Old Xethanol. Except as described in the previous paragraphs and in “Certain Relationships and Related Transactions,” no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company. Further, as a result of the issuance of the 9,706,781 shares of our common stock to the former stockholders of Old Xethanol, a change in control of our company occurred on the date of the consummation of the merger.

Concurrent Private Offering

In connection with the merger, we completed the closing of a private offering of a total of 1,190,116 shares of our common stock at a purchase price of $3.25 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the initial closing of the private offering were $3,000,028. We received an additional $867,849 upon a second closing of the private offering on February 15, 2005, for total private offering proceeds of $3,867,877. Placement agents and advisors received an aggregate of 665,833 shares of our common stock in connection with the private offering and merger. After the closing of the merger and the closing of the private offering, we had outstanding 13,437,033 shares of common stock and warrants to purchase 1,293,370 shares of common stock.

Senior Secured Note Financing

On January 19, 2005, we completed a transaction with two institutional investors to refinance the acquisition bank debt of Xethanol BioFuels, LLC, the subsidiary that operates our Blairstown, Iowa ethanol facility. At the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000. The proceeds of the financing were used to (i) satisfy the $3,000,000 demand note held by an Omaha, Nebraska commercial bank in connection with the purchase of the facility, (ii) refurbish and upgrade production capacity at the facility, (iii) fund start-up activities at the facility and related working capital requirements, and (iv) pay legal and other professional fees.

In addition, on August 8, 2005, we completed another transaction with the same two institutional investors and, at the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the aggregate principal amount of $1,600,000. The proceeds of the financing were used to repay funds advanced to Xethanol BioFuels by us, and we used those repaid funds for working capital and general corporate purposes.

The senior secured royalty income notes provide for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, wet distillers grain and any other co-products, including xylitol, at the Xethanol BioFuels facility, with principal becoming due in January 2012. We have the right to require the holders of the notes, from and after January 2008, to surrender their notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest. The holders of the notes have the right to convert their notes into shares of our common stock at any time at a conversion price equal to $4.00 per share (equivalent to 1,650,000 shares), which was in excess of the $3.25 purchase price for shares sold in our February 2005 private offering.

Pursuant to a security agreement, Xethanol BioFuels pledged its land, buildings and site improvements, mechanical and process equipment and specific personal property as security for the payment of the principal and interest of the notes. In the event of an uncured default under the notes, the holders are authorized to take possession of, sell or operate the assets of Xethanol BioFuels in order to generate proceeds sufficient to pay the principal and interest of the notes. This could include collecting accounts owed by customers of the facility, operating or subleasing the facility, selling the ethanol and wet distillers grain, selling machinery and equipment relating to the facility, or taking any other lawful action to collect the principal and interest through realization on the assets of the facility. Recourse under the notes is limited to Xethanol BioFuels’ assets and is not guaranteed by us or any of our current or future subsidiaries, assets or facilities.

Fusion Capital Common Stock Purchase Agreement

On October 18, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion. This daily purchase amount may be decreased by us at any time. We also have the right to increase the daily purchase amount at any time, provided that we may not increase the daily purchase amount above $40,000 unless our stock price is above $5.25 per share for five consecutive trading days. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock, as set forth below, without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $2.00 per share.

 Under the terms of the common stock purchase agreement, we issued 303,556 shares of our common stock to Fusion Capital as a commitment fee. Assuming Fusion Capital purchases all $20.0 million of common stock; we estimate that the maximum number of shares we will sell to Fusion Capital under the common stock purchase agreement will be 5,000,000 shares (excluding 303,556 shares issued to Fusion Capital as a commitment fee). Subject to approval by our board of directors, we have the right, but not the obligation, to sell more than 5,000,000 shares to Fusion Capital.

Under the common stock purchase agreement, the purchase price per share of common stock is equal to the lesser of: (1) the lowest sale price of our common stock on the purchase date, or (2) the average of the three lowest closing sale prices of our common stock during the 12 consecutive trading days prior to the date of a purchase by Fusion Capital. The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the trading days in which the closing bid price is used to compute the purchase price. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital.

Under the common stock purchase agreement, Fusion Capital has agreed to purchase on each trading day during the 25-month term of the agreement $40,000 of our common stock or an aggregate purchase of up to $20 million. We have the unconditional right to decrease the daily amount to be purchased by Fusion Capital at any time for any reason effective upon one trading day’s notice. In our discretion, we may elect to sell more of our common stock to Fusion Capital than the minimum daily amount. First, in respect of the daily purchase amount, we have the right to increase the daily purchase amount as the market price of our common stock increases. Specifically, for every $0.25 increase in the threshold price (as defined below) above $5.00 per share, we have the right to increase the daily purchase amount by up to an additional $4,000 (for example, if the threshold price is $5.50 per share we would have the right to increase the daily purchase amount to an aggregate of $48,000). The “threshold price” is the lowest sale price of our common stock during the five trading days immediately preceding our notice to Fusion Capital to increase the daily purchase amount. If, at any time during any trading day the sale price of our common stock is below the threshold price, the applicable increase in the daily purchase amount will be void. We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day’s notice. Any suspension would remain in effect until our revocation of the suspension.

In addition to the daily purchase amount, we may elect to require Fusion Capital to purchase on any single trading day our shares in an amount up to $250,000, provided that our share price is above $6.00 per share during the ten trading days prior thereto. The price at which such shares would be purchased will be the lesser of (i) the lowest sale price of our common stock on the trading day that notice is received by Fusion Capital to purchase such shares, or (ii) the lowest purchase price (as defined above) during the previous 15 trading days prior to the date that such purchase notice was received by Fusion Capital. We may increase this amount to $500,000 if our share price is above $9.00 per share during the ten trading days prior to our delivery of the purchase notice to Fusion Capital. This amount may also be increased to up to $750,000 if our share price is above $14.00 per share during the ten trading days prior to our delivery of the purchase notice to Fusion Capital. This aggregate amount may also be increased to up to $1,000,000 if our share price is above $20.00 per share during the ten trading days prior to our delivery of the purchase notice to Fusion Capital. We may deliver multiple purchase notices; however, at least ten trading days must have passed since the most recent non-daily purchase was completed.

Generally, Fusion Capital may terminate the common stock purchase agreement without any liability or payment to us upon the occurrence of any of the following events of default: (1) the effectiveness of the registration statement covering the common stock to be issued under the purchase agreement lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to Fusion Capital for sale of our common stock and such lapse or unavailability continues for a period of ten consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period, (2) suspension by our principal market of our common stock from trading for a period of three consecutive trading days, (3) the de-listing of our common stock from our principal market provided our common stock is not immediately thereafter trading on the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange or the American Stock Exchange, (4) our transfer agent’s failure for five trading days to issue to Fusion Capital shares of our common stock which Fusion Capital is entitled to under the common stock purchase agreement, (5) any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of ten trading days, (6) any participation or threatened participation in insolvency or bankruptcy proceedings by or against us, or (7) a material adverse change in our business. Neither the foregoing provisions nor any conditions to closing may be waived by Fusion Capital.

We have the right to terminate the agreement without any payment or liability to Fusion Capital at any time, including in the event that all 5,000,000 shares are sold to Fusion Capital under the common stock purchase agreement.

Business and Growth Strategy

Our business and growth strategy encompasses a 3-pronged approach which is geared at ultimately increasing production levels and lowering production costs:

•	Increase production capacity at our Iowa facilities through the physical expansion of these facilities utilizing cutting-edge engineering design as well as integration of our processing technologies,

•
Employ a regional approach to building new ethanol production by focusing on port sites and coastal urban areas on the Atlantic and Gulf coasts. By creating a regional alliance strategy we will combine Xethanol’s ethanol expertise with local capital, human resources and project development skills to penetrate coastal markets presently being served by “imports” from the Corn Belt, and

•	Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we have significant technological advantages.

Iowa Expansion Strategy

Under the first prong of our business and growth strategy we plan to take advantage of our BioFuels facility which is located on 25 acres of land with nearby corn and biomass production as well as strong local civic and business relationships with all required permits already in place. After consideration and consultation with Harris Group, our process engineering firm, we are formulating a plan to expand the BioFuels facility from approximately 6 million gallon per year up to 25 million gallons per year. Our expansion plan envisions state-of-the-art engineering design and equipment and the integration of cutting edge processing technologies. We believe this expansion, will optimize our investment in the facility and significantly increase profitability. We are currently evaluating contractor proposals. Of particular significance in this plan is our ability to continue to operate the plant with minimal disruptions during the expansion.

With regard to our Permeate facility, we are currently evaluating a plan to adapt Permeate to become a full production cellulosic biomass to ethanol facility. Under this plan, we would use local industrial biomass waste streams as our feedstock. We would convert these waste streams utilizing certain of our front end processing technologies. The Permeate facility is ideally designed for this project. It is anticipated that the facility could quickly ramp up from 1.6 million gallons per year to 4 millions gallons per year. A few of the very attractive aspects of this project are 1) it is expected that any required physical plant alteration would be relatively minor and could be accomplished within 6 months, 2) it will be our first cellulosic biomass facility and a proving ground for our technologies, and 3) it will increase of overall production levels and profitability.

Regional Co-Location Strategy

Under the second prong of our business and growth strategy, we intend to build ethanol production facilities co-located with, or in proximity to, waste feedstock generators in the major ethanol usage areas clustered on the Atlantic and Gulf Coasts. To date, ethanol production has been concentrated in the corn farming states in the Midwest since corn is presently the major feedstock in ethanol production. However, ethanol buyers are clustered on the East and West Coasts around major trans-shipment points such as ports. We intend to partner with local entities that have real estate and tanker storage facilities available at these trans-shipment points and use their facilities to build local ethanol production facilities with a lower capital outlay on our part. We intend to implement proprietary bio-separation and bio-fermentation technologies at these coastal facilities that will allow us to use local biomass waste streams, such as industrial food processing wastes, in ethanol production. Our aim is to become a low-cost ethanol producer at major coastal trans-shipment points, and thus become the ethanol supplier of choice for large, local users.

The potential advantages of this strategy are as follows:

•	the targeted sites are permitted, have established power generation and utilities and allow for immediate co-location,

•	the targeted sites have useful infrastructure already in place, such as tanker storage facilities and pumping capability, decreasing the capital outlay required from us,

•
potential biomass-waste-generating partners may be willing to contribute towards the up-front capital costs to construct biomass-to-ethanol facilities next to their plants, and then share revenues with us,

•	commercial biomass waste generators and processors already have an established footprint in targeted urban areas,

•	many commercial biomass waste generators and processors have multiple locations, allowing for rapid expansion of the co-location model,

•	biomass waste material is renewable, accessible, low cost or free of charge, and generally abundant, and

•	biomass waste streams are generated in urban areas where ethanol sells at higher prices and where locally-produced ethanol would make shipping costs (to the market) not material.

Our Coastal Xethanol venture is our initial effort under this strategy, with its first ethanol production facility anticipated to be built in Savannah, Georgia, and with additional plants to follow in or near ports that could service the North Florida and South Carolina markets.

We believe the expansion potential of this business and growth strategy is meaningful, as there are many prospective sites on the Atlantic Coast and Gulf Coast. We believe there are numerous partner candidates in local entities that have infrastructure available and/or waste feedstock output.

Forest Products Industry Strategy

Wood biomass residuals from the forest products industry are an optimal feedstock for ethanol production in terms of availability, cost and chemical composition. We have also dedicated a significant portion of our technology portfolio, as well as our continuing R&D efforts, on the forest products industry, most notably, our ongoing strategic partnership with the USDA Forest Products Laboratory. (See our acquisition of Xylose Technologies in “Technology Platform” below.) Given these factors, we believe a natural strategy to pursue is to form business ventures with forest products companies whereby we would co-locate our facilities, either on or near the company site, and enter into off take agreements. Included in our forest products industry strategy would be the development of our xylitol business segment. Xylitol is a significant value-added co-product present in pulping wastes from the paper milling process. We are currently evaluating several initiatives under this strategy for both ethanol and xylitol production.

Technology Platform

The major variable costs associated with the production of ethanol are feedstock (traditionally corn), natural gas for heat generation at various stages of the process, and the disposal of excess water. We are focusing on a number of technologies to reduce these costs. Margin improvements can be achieved by substituting lower cost feedstocks for corn, reducing natural gas intake, increasing the effective capacity of each plant by accelerating the separation and fermentation processes, and reducing the amount of water used in the production cycle.

We believe that the identification, acquisition and development of proprietary technologies are a key driver of our business. We are organized to facilitate this key business activity. Xethanol Corporation, as the parent corporation, works on acquiring and enhancing the technology platforms for all our operations. Our objectives are to access a continual stream of diverse advanced technologies from academic and other research organizations, on a worldwide basis, rather than be captive to any one particular technology platform. We engage UTEK Corporation, a publicly-traded technology transfer company, to assist us in identifying technologies that may enable us to lower costs throughout the ethanol production cycle and create a technology platform for biomass conversion. In April 2004, we formalized this relationship by entering into a strategic alliance agreement with UTEK, which details the research and development activities to be performed by UTEK on our behalf. The term of the agreement is one year, terminable by either party upon 90 days’ notice. In April 2005, we extended this agreement through April 2006. Under this arrangement, we have acquired a portfolio of diverse technologies and developed strategic alliances with government-sponsored research facilities at the National Renewable Energy Laboratory (NREL) and the U.S. Department of Agriculture’s Forest Products Labs, as well as research labs at Queen’s University, Ontario, Canada and the Virginia Polytechnic Institute. Through these strategic alliances, we have been able to outsource our research and development to specialists in the fields of enzyme and fermentation technology.

In August 2005, we acquired the outstanding stock of Xylose Technologies, Inc. from UTEK. Xylose Technologies owns certain rights to commercialize technology based on research done by the U.S. Department of Agriculture’s Forest Products Laboratory, which has developed a genetically-engineered, xylose fermenting yeast strain providing enhanced ethanol production from xylose. Since xylose is present in biomass materials such as agricultural wastes, corn hulls and the like, as well as in pulping wastes and fast-growing hardwoods, which are currently under-exploited, we believe a method to more easily convert xylose to ethanol and value-added co-products such as xylitol will prove to be valuable. The potential benefits of Xylose Technologies’ Xylose Fermenting Yeast Strain technology are that:

•	the process allows more efficient fermentation of biomass feedstock,

•	the process can allow many forestry products to be used to make ethanol, and

•	the process can also be used to make xylitol.

In January 2005, Old Xethanol acquired the outstanding stock of Superior Separation Technologies, Inc. from UTEK. Superior Separation owns the worldwide exclusive rights to patented technology developed by the National Renewable Energy Laboratory (NREL) for the enhanced separation of biomass feedstocks into their constituent fractions to facilitate subsequent conversion into ethanol and xylitol. The potential benefits of the Superior Separation’s Clean Fractionation of Biomass technology are that:

•	the process separates biomass into very pure cellulose, hemicellulose and lignin fractions,

•	the process can be used on a variety of biomass feedstocks,

•	the process reduces water requirement in biomass treatment,

•	the clean fractions allow easier hydrolysis and fermentation, and

•	the solvent is easily recoverable, and economical.

In September 2004, Old Xethanol acquired the outstanding stock of Ethanol Extraction Technologies, Inc. from UTEK. Ethanol Extraction holds the worldwide exclusive license to a patented technology developed by researchers at Queen’s University, Canada to continuously remove and isolate ethanol, an inhibitor of fermentation, during the fermentation process. The technology incorporates a process in which the fermentation reaction and ethanol removal occur simultaneously. When implemented in ethanol plants, whether corn-based or otherwise, this technology is intended to increase plant capacity and reduce energy costs with relatively modest capital expenditures. The potential benefits of the Ethanol Extraction’s Extractive Fermentation for Ethanol Production technology are that:

•	the process allows use of concentrated feeds,

•	the process reduces water requirement,

•	the process reduces requirement for downstream distillation,

•	the process is capable of retrofit into a conventional plant, and

•	the process can reduce ethanol production costs for a new plant.

In June 2004, we acquired the outstanding stock of Advanced Bioethanol Technologies, Inc. from UTEK. Advanced Bioethanol holds the exclusive worldwide license to an innovative biomass extraction and fermentation process developed by researchers at the Virginia Polytechnic Institute. The technology can be used to convert waste biomass to ethanol and other co-products. We believe this technology offers the potential to reduce the volume of feedstocks used and costs associated with their integration into the production process. Advanced Bioethanol’s proprietary biomass-to-ethanol and xylitol technology platform is being scaled-up by researchers at Virginia Tech. We intend to file patent applications in its name with Virginia Tech’s assistance, and the developer of the process has accepted a position on our Advisory Board. The benefits of the Advanced Bioethanol’s Simultaneous Hydrolysis of Biomass and Recycled Paper Sludge technology are that:

•	the process reduces the amount of additives required for healthy fermentation,

•	the process utilizes waste paper sludge as active ingredient and source of cellulose, and

•	the process requires fewer purification steps prior to fermentation.

We have also entered into a strategic research and development alliance with Bio-Process Innovation, Inc. to commercialize certain rapid fermentation yeast technology under a grant from the U.S. Department of Energy. This technology also offers the potential to increase the capacity of existing plants by accelerating the fermentation and ethanol production cycle, and thereby providing additional throughput.

Intellectual Property

On August 4, 2005, we filed an international patent application under the Patent Cooperation Treaty based on U.S. Provisional Patent Application Serial No. 60/598,880 entitled “Method of Converting a Biomass into a Biobased Product.” The application was filed in the United States Receiving Office. A biomass includes material such as straw, corn stalks (stover), bagasse, hardwoods, cotton stalks, kenaf and hemp. The invention uses an “impact” process for cleanly separating, or fractionating, the basic fibrous components that are present in a biomass and from which fermentable sugars are obtained. The fibrous components of the biomass are then uniquely processed into a wide range of environmentally advantageous biobased products such as ethanol, fossil fuel derivatives, biodegradable plastics or edible protein.

We, in conjunction with Virginia Tech Intellectual Properties Inc., intend to file patent applications on an invention for producing bioethanol. The inventive process provides a source of renewable energy from what were formerly considered waste products. This new invention is both environmentally beneficial and socially responsible.

To protect our trade secrets and the unpatented proprietary information in our development activities, our employees, consultants and contractors are required to enter into agreements providing for the confidentiality and our ownership of such trade secrets and other unpatented proprietary information originated by them while in our employ. We also require potential joint venture partners to enter into confidentiality and non-disclosure agreements.

We cannot assure you that any patents will issue on any of the pending patent applications, nor can we assure you that any of our confidentiality and non-disclosure agreements will provide meaningful protection of our confidential or proprietary information in the case of unauthorized use or disclosure. In addition, we cannot assure you that we will not incur significant costs and expenses, including the cost of litigation in the future, to defend our rights under such patents, licenses and non-disclosure agreements.

Research and Development

In conjunction with the development of our licensed technologies, we incurred research and development costs of $133,420 in 2005 and $106,231 in 2004.

Sales and Marketing

We sell the ethanol from our Xethanol BioFuels plant under an exclusive marketing agreement with Aventine Renewable Energy, Inc. Aventine supplies more than 500 million gallons of U.S. ethanol needs as the second-largest producer and marketer of ethanol in the United States. Aventine purchases all of Xethanol BioFuel’s ethanol production under a renewable three-year off-take agreement. Sales are made at market prices less the costs of transportation and Aventine’s marketing commission. Distiller’s wet grains produced at Xethanol BioFuels are sold into the animal feed market through a marketing agreement with a local agent.

Regulatory Approvals and Environmental Laws

We are subject to environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the State of Iowa. We are also required to obtain a permit issued by the Bureau of Alcohol, Tobacco and Firearms before any of our ethanol facilities can sell ethanol.

Competition

At our current and projected levels of output, our production is insignificant relative to the overall size of the U.S. ethanol market. Most of the ethanol supply in the United States is derived from corn and is produced at approximately 88 facilities, ranging in size from 300,000 to 300 million gallons per year, located predominately in the corn belt in the Midwest. According to the American Coalition for Ethanol, the largest domestic producer of ethanol is Archer Daniels Midland, which owns some of the largest plants in the country. Archer Daniels Midland accounts for approximately one-third of all domestic capacity with more than 1 billion gallons of production. Its larger plants are wet milling, as opposed to dry milling, and each plant produces 150 to 300 million gallons of ethanol per year. These large plants have certain cost advantages and economies of scale.

Traditional corn-based production techniques are mature and well entrenched in the marketplace, and the entire industry’s infrastructure is geared toward corn as the principal feedstock. However, in the area of biomass-to-ethanol production, there are few operators and low output characteristics, and production infrastructure is yet to be developed. We believe our long-term growth prospects in biomass-to-ethanol depend on our ability to acquire and commercialize new technologies. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture ethanol from cellulosic biomass feedstocks.

Employees

We had 27 employees as of March 10, 2006. None of these employees is covered by a collective bargaining agreement and our management believes that our relations with our employees are good.

ITEM 1A. RISK FACTORS

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with the additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Related to Our Business and Industry

Our current operations have a limited operating history and our Blairstown plant only recently commenced operating, which make us a speculative investment.

Old Xethanol began ethanol production operations in September 2003 with the acquisition of our Permeate Refining plant in Hopkinton, Iowa. In October 2004, Old Xethanol acquired our second plant in Blairstown, Iowa which we refurbished and at which we commenced operations in July 2005. Since the inception of our current business operations, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing processing technology, raising private capital and seeking acquisitions. Our primary production facility, Xethanol BioFuels, only began operating in July 2005. Accordingly, we have limited relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies.

We have had a history of net losses and our biomass-to-ethanol technologies are unproven on a large-scale commercial basis and could fail to perform in a commercial production environment, which could have a detrimental effect on the long-term capital appreciation of our stock.

During the period from January 24, 2000 (date of inception) to December 31, 2005, we have incurred a net loss of $15,372,367, and may incur additional losses thereafter, depending upon our ability to generate material revenues or achieve profitable operations from ethanol production. While production of ethanol from corn, sugars and starches is a mature technology, newer technologies for production of ethanol from biomass are still in their development stage. The technologies being pursued by us for ethanol production from biomass have never been utilized on a large-scale commercial basis. All of the tests conducted to date by us with respect to our biomass technologies have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these biomass technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us.

Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities or technologies and enter into co-location joint ventures. Our goal is to make such acquisitions, integrate these acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that the anticipated benefits of any acquisitions will be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

Our business employs proprietary technology and information which may be difficult to protect and may infringe on the intellectual property rights of third parties.

We currently have United States patent applications pending and in the process of being filed, and may in the future file foreign patent applications. Our success depends, in part, on our ability to obtain patents, maintain trade secrecy and operate without infringing on the proprietary rights of third parties. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our biomass technology or design around it.

It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to patent protection, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We will have a need for financing in order to sustain our operations and expand, which may not be available when needed. If we cannot obtain needed funding to sustain our operations and expand, and if the Fusion Capital financing is not available to us by its terms, we may have to curtail our operations, sell some of our assets or take actions that may dilute your financial interest.

We have financed our operations to date through the sale of our common stock and warrants in privately-negotiated transactions with accredited investors as well as our senior secured note financings. Based on our current financial position, cash forecast and plan of operation, we believe that we have adequate cash resources to sustain our operations through this year. However, future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our proprietary biomass-to-ethanol technologies, the nature and timing of plant improvements, construction, permitting and acquisitions, and the availability of financing. The expansion of our business will require us to commit significant capital resources in amounts substantially in excess of our current financial resources.

We only have the right to receive $40,000 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $5.25, in which case the daily amount may be increased under certain conditions as the price of our common stock increases. Fusion Capital will not have the right, or the obligation, to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $2.00. Since we registered under the Securities Act 5,000,000 shares for sale by Fusion Capital, the selling price of our common stock to Fusion Capital will have to average at least $4.00 per share for us to receive the maximum proceeds of $20 million without registering additional shares of common stock. In the event the average price per share falls below $4.00 per share, the purchase by Fusion Capital of the full 5,000,000 shares under the common stock purchase agreement would result in proceeds to us of less than $20 million unless we choose to register more than 5,000,000 shares, which we have the right, but not the obligation, to do. Subject to approval by our board of directors, we have the right, but not the obligation, to issue more than 5,000,000 shares to Fusion Capital. In the event we elect to issue more than 5,000,000 shares, we will be required to file a new registration statement and have it declared effective by the SEC.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, Fusion Capital will not have the right, or the obligation, to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $2.00. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to generate significant cash flow from our operations, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $20 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital in the future to fully implement our business, operating and development plans. We cannot assure you that such financing will be available or, if available, that it will be on favorable terms. If adequate financing is not available, we may have to delay, scale back or eliminate some of our operations or expansion plans.

We are dependent upon Christopher d’Arnaud-Taylor, our Chairman, President and Chief Executive Officer, who we need to succeed.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of Christopher d’Arnaud-Taylor, our Chairman, President and Chief Executive Officer, due to his contacts in the ethanol and biomass industries and his overall insight into our business direction. Our failure to retain Mr. d’Arnaud-Taylor, or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our officers. See “Management.”

Because we are smaller and have fewer financial resources than many larger ethanol producers, we may not be able to successfully compete in the very competitive ethanol industry.

There is significant competition among ethanol producers. Our business faces competition from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to our existing and proposed ethanol plants. Our ethanol plants will be in direct competition with other ethanol producers, many of which have greater resources than we currently have. Large ethanol producers are capable of producing a significantly greater amount of ethanol than we can and expect to produce.

Competition from large producers of petroleum-based gasoline additives and other competitive products may impact our profitability.

Our existing and proposed ethanol plants will also compete with producers of other gasoline additives made from other raw materials having similar octane and oxygenate values as ethanol. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. These other companies also have significant resources to begin production of ethanol should they choose to do so.

Our profits are impacted by corn supply and feedstock prices, which could impact the value of your investment.

Until we are able to integrate waste starches and sugars and biomass feedstock into our production system, we will be producing ethanol from corn as our feedstock. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Significant variations in actual growing conditions from normal growing conditions may also adversely affect our ability to procure corn for its plants. Any events that tend to negatively impact the supply of corn will tend to increase prices and harm our business.

Rising corn prices produce lower profit margins for the production of ethanol and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Substantial increases in the price of corn have in the past caused some ethanol plants to temporarily cease production or lose money. We cannot assure you that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

If ethanol and gasoline prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to further losses.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability. The price of ethanol has some relation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.

Increased ethanol production in the United States could increase the demand for feedstocks and the resulting price of feedstocks, reducing our profitability.

New ethanol plants are under construction or planning throughout the United States. This increased ethanol production could increase corn demand and prices, resulting in higher production costs and lower profits.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our profitability.

Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period of time, it will have a material adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our ethanol production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Risks Related to Government Regulation and Subsidization

Federal regulations concerning tax incentives could expire or change, which could cause an erosion of the current competitive strength of the ethanol industry.

Congress currently provides certain federal tax credits for ethanol producers and marketers. The ethanol industry and our business depend on continuation of these credits. The credits have supported a market for ethanol that might disappear without the credits. The credits are scheduled to expire December 31, 2010. These credits may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of ethanol in a material way, and we cannot assure investors that any of these tax incentives will be continued. The elimination or reduction of federal tax incentives to the ethanol industry could have a material adverse impact on our business by making it more costly or difficult for it to produce and sell ethanol. If the federal ethanol tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol could result.

Lax enforcement of environmental and energy policy regulations may adversely affect demand for ethanol.

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, we will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could cause our focus to be diverted away from our business and our results of operations to suffer.

Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. Our plants also will discharge water into the environment. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the State of Iowa. These regulations are subject to change and such changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations. In addition, our ethanol plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plants arising from air or water discharges. Ethanol production has been known to produce an unpleasant odor to which surrounding residents could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

Our existing and proposed new ethanol plants will also be subject to federal and state laws regarding occupational safety. Risks of substantial compliance costs and liabilities are inherent in ethanol production. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the ethanol plants could reduce the amount of cash that would otherwise be available to further enhance our business.

Risks Related to Our Common Stock

Our common stock price has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which such shares were purchased.

The market price of our common stock may fluctuate significantly (since our reverse merger in February 2005 through March 24, 2006, the high and low bid price for our common stock has been $7.77 and $2.30 per share, respectively) in response to factors, some of which are beyond our control, including the following:

•	inability to manufacture ethanol as efficiently as we expect due to factors related to costs and supply of corn, energy or water,

•	factors affecting demand for ethanol such as price, competition and general economic conditions,

•	discontinuation or limitations on state and federal ethanol subsidies,

•	negative public sentiment toward ethanol production and use, and

•	environmental restrictions increasing the costs and liabilities of ethanol production.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock is low.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms for research and support.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide us with coverage since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Our common stock may be considered “a penny stock” and may be difficult for you to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history since February 2005 and may continue to be less than $5.00 per share, and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

The sale of our common stock to Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

The issuance of shares to Fusion Capital under the terms of the common stock purchase agreement will dilute the percentage interests of existing stockholders and could have an adverse effect on the market price of our common stock.

The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the market price of our common stock from time to time. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that such shares will be sold to Fusion Capital over a period of up to 25 months from December 28, 2005, the date of the prospectus covering the resale of such shares by Fusion Capital. Depending upon market liquidity at the time, a resale of such shares by Fusion Capital at any given time could cause the trading price of our common stock to decline. The resale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such resales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

A significant number of our shares are eligible for resale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Up to 19,765,603 shares of our common stock may be offered from time to time in the open market pursuant to our prospectus dated December 28, 2005, and these sales may have a depressive effect on the market for the shares of our common stock. Additional shares of our common stock, including shares privately placed in February 2005, may be offered from time to time in the open market pursuant to Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Commencing July 15, 2007, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. In connection with the audit by our independent accountants of our December 31, 2004 financial statements, they notified us and our board of directors that they had identified significant deficiencies that they considered material weaknesses in the internal controls. The material weaknesses related to the financial reporting process and segregation of duties. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of all other stockholders.

Our officers, directors and principal stockholders control approximately 56% of our currently outstanding shares of common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware law could inhibit a takeover at a premium price.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our principal executive and administrative offices in New York, New York, where we sublease office space under a month-to-month sub-lease for a monthly rental rate of $10,400 from a company in which one of our directors is the managing member. See “Certain Relationships and Related Transactions—Office Space” for a more detailed discussion of this arrangement.

We own our Permeate Refining facility located in Hopkinton, Iowa (near Cedar Rapids, Iowa) which consists of a 25,000 square foot ethanol plant, and we own our Xethanol BioFuels facility located in Blairstown, Iowa which consists of a 24,728 square foot ethanol plant on 25.5 acres of land. Each plant also includes warehouse and distribution facilities, and available space for potential expansion. The land, buildings and site improvements, mechanical and process equipment and specific personal property owned by Xethanol BioFuels are pledged as security for the $$6,600,000 of senior secured royalty notes issued by BioFuels during 2005, with $5,000,000 due in January 2012 and $1,600,000 due in August 2012.We believe that these facilities will be adequate to meet our needs through 2006.

ITEM 3.  LEGAL PROCEEDINGS

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust (hereinafter, the "Plaintiffs"), commenced an action against our company in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351, requesting declaratory judgment declaring that Plaintiffs are entitled to receive 300,000 shares of our common stock and seeking transfer to Plaintiffs of these 300,000 shares of common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty.  We filed a notice of removal on August 29, 2005, and the case is now being heard in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG).  On September 8, 2005, we filed our answer and affirmative defenses to Plaintiffs' complaint, asserting that the Rolls do not have any ownership interests in shares of our common stock.

Effective October 19, 2005, we entered into a marketing and licensing agreement with DDS Technologies USA, Inc (“DDS”), under which among other things, we agreed to settle two related legal actions concerning our investment in a joint venture called DDS-Xethanol, LLC. Under the terms of the agreement, we entered into a mutual release with DDS, by which each party discharged the other from all claims and liabilities and jointly filed dismissals with prejudice of all claims in the two legal actions. As part of the agreement, DDS issued 200,000 shares of its stock to us. DDS also granted a license to us to deploy DDS’s patented dry disaggregation technology in our ethanol facilities. DDS also granted to us an exclusive license, with certain exceptions, to market the DDS dry disaggregation technology to the ethanol industry in the United States. We will pay a royalty to DDS for use of the technology equal to 1.25% of ethanol revenues generated from the use of such technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 24, 2006, there were approximately 480 record holders of our common stock and there were 16,167,118 shares of our common stock outstanding.

Our shares of common stock are quoted on the OTC Bulletin Board under the trading symbol XTHN.OB.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2004:

First Quarter	$1.05	$0.80
Second Quarter	1.05	0.80
Third Quarter	1.05	0.80
Fourth Quarter	1.05	0.80

Year Ending December 31, 2005 (1):

First Quarter (through February 2)	$1.05	$0.80
First Quarter (February 3 to March 31)	5.00	3.00
Second Quarter	4.50	2.70
Third Quarter	7.77	3.25
Fourth Quarter	6.05	3.70

Year Ending December 31, 2006:

First Quarter (through March 24, 2006)	$6.75	$2.30
_______________________

(1)
First quarter 2005 market information is divided at February 2, 2005, the closing date of our reverse merger transaction. Our shares of common stock became eligible for quotation on the OTC Bulletin Board in 2003, at which time it related only to Zen Pottery Equipment, Inc. (under the symbol ZPYE.OB). In April 2005, our symbol was changed to XTHN.OB.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our articles of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that we may deem relevant.

Equity Compensation Plan Information

At the time of the merger, neither we nor Old Xethanol had any outstanding stock options. On February 2, 2005, following the completion of the merger, the board of directors of our company adopted the Xethanol Corporation 2005 Incentive Compensation Plan (the “2005 Plan”), which our stockholders subsequently approved.

The terms of the 2005 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the 2005 Plan, the total number of shares of our common stock that may be subject to the granting of awards is 2,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. As of March 24, 2006, 317,070 shares of our common stock and stock options to purchase 1,030,000 shares of our common stock were granted under the 2005 Plan. See “Management - Incentive Compensation Plan” for a detailed description of the plan.

The following table provides information regarding the status of our existing equity compensation plans at March 24, 2006:

Plan category	Shares of common stock issued and shares of common stock to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)

Equity compensation plans approved by stockholders (1)	1,347,070	(2)	$4.81	652,930
Equity compensation plans not approved by stockholders	—		—	—
Total	1,347,070	(2)	$4.81	652,930
_______________________

(1)	Represents the 2005 Plan.
(2)
Consists of 317,070 shares of common stock with a fair value estimated at $3.25 per share and stock options to purchase 1,030,000 shares of our common stock with exercise prices ranging from $3.75 to $5.56 per share.

Recent Sales of Unregistered Securities

In connection with the reverse merger transaction discussed under the caption “Business—Corporate History and Recent Developments,” we completed the closing of a private offering of a total of 1,190,116 shares of our common stock at a purchase price of $3.25 per share to accredited investors pursuant to the terms of a Confidential Private Offering Memorandum, dated November 2004, as supplemented. Gross proceeds from the initial closing of the private offering were $3,000,028. We received an additional $867,849 upon a second closing of the private offering on February 15, 2005, for total private offering proceeds of $3,867,877. In our reverse merger transaction, the outstanding warrants of Old Xethanol prior to the transaction were amended to become warrants to purchase shares of our common stock on substantially the same terms as the previous warrants, except that the number of shares issuable upon the exercise of such warrants was amended to reflect the exchange ratio in the merger. At the time of the merger, neither we nor Old Xethanol had any options outstanding. However, following the merger, our board of directors adopted the Xethanol, Inc. 2005 Equity Compensation Plan, which was subsequently approved by our stockholders. Under this plan, we have issued 317,070 shares of restricted common stock and options to purchase an aggregate of 480,000 shares of common stock to certain directors, executives and other employees.

The issuance and sale of the restricted common stock and options under our equity compensation plan to certain directors, executives and other employees was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. We determined that the issuance of restricted common stock and options under our equity compensation plan to certain directors, executives and other employees are transactions not involving any public offering because such issuances were made to a limited number of our directors, officers and key employees who, at the time of issuance, each represented to us, among other things, that he was acquiring the securities for his own account and not with a view to the public distribution thereof, and that he understood that such securities may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements thereof. Moreover, certificates evidencing such shares of restricted common stock each contain an appropriate restrictive legend stating that the securities have not been registered under the Securities Act and may not be offered or sold absent such registration or an applicable exemption, and appropriate “stop transfer” instructions have been maintained in respect of such shares.

The private offering was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The shares of our common stock issued to former holders of Old Xethanol common stock in connection with the reverse merger, and the shares of our common stock issued in the private offering, were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D (Rule 506) promulgated under that section, which exempts transactions by an issuer not involving any public offering. These shares may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same.

National Securities Corporation and Neidiger, Tucker, Bruner Inc. served as co-placement agents and financial advisors in connection with the private offering. The co-placement agents and other advisors received an aggregate of $257,187 in sales commissions and 252,948 shares of our common stock. The net proceeds of the private offering exclude these sales commissions. For a more complete description of the reverse merger transaction and accompanying private offering, see our current report on Form 8-K, dated February 2, 2005 and filed with the SEC on March 15, 2005.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 3, 2005, on January 19, 2005, we completed a transaction with two institutional investors to refinance the acquisition bank debt of Xethanol BioFuels, LLC, the subsidiary that operates our Blairstown, Iowa ethanol facility. At the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000. The proceeds of the financing were used to (i) satisfy the $3,000,000 demand note held by an Omaha, Nebraska commercial bank in connection with the purchase of the facility, (ii) refurbish and upgrade capacity at the facility to 7.5 million gallons of ethanol per year, (iii) fund start-up activities at the facility and related working capital requirements, and (iv) pay legal and other professional fees. The senior secured royalty income notes provide for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, wet distillers grain and any other co-products, including xylitol, at the Xethanol BioFuels facility, with principal becoming due in January 2012. We have the right to require the holders of the notes, from and after January 2008, to surrender their notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the notes have the right to convert their notes into shares of Xethanol common stock at any time at a conversion price equal to $4.00 per share (equivalent to 1,250,000 shares), which is in excess of the $3.25 purchase price for shares sold in the private offering completed at the same time as the completion of our reverse merger transaction.

In addition, as previously disclosed in our Current Report on Form 8-K filed with the SEC on October 3, 2005, on August 8, 2005, we completed another transaction with the same two institutional investors and, at the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the aggregate principal amount of $1,600,000. The proceeds of the financing were used for general corporate purposes and to further the development and integration of Xethanol’s technologies. The senior secured royalty income notes provide for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, wet distillers grain and any other co-products, including xylitol, at the Xethanol BioFuels facility, with principal becoming due in January 2012. We have the right to require the holders of the notes, from and after August 2008, to surrender their notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the notes have the right to convert their notes into shares of Xethanol common stock at any time at a conversion price equal to $4.00 per share (equivalent to 400,000 shares).

The senior secured royalty income notes issued in the on January 19, 2005 and August 8, 2005 were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. We determined that this offering of senior security royalty notes was exempt from registration because at the time of the issuance and sale thereof, the institutional investors each represented to us that it was an accredited investor, was purchasing the senior security royalty notes for its own account and not with a view to public distribution of the notes and had no agreement or understanding to distribute any of these notes. These notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On October 18, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion. We may also, in our discretion, elect to sell more of our common stock to Fusion Capital than the minimum daily amount. The purchase price of the shares of common stock will be equal to a price based upon the future market price of our common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $2.00 per share. Under the terms of the common stock purchase agreement, we issued 303,556 shares of our common stock to Fusion Capital as a commitment fee and have agreed to reserve out of our authorized and unissued common stock, 5,000,000 shares solely for the purpose of effecting purchases of shares of our common stock by Fusion Capital. For additional information concerning the Fusion Capital transaction, please see “Business—Corporate History and Recent Developments—Fusion Capital Common Stock Purchase Agreement.”

This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. We determined that this offering to Fusion Capital was exempt from registration because at the time of execution, Fusion Capital represented to us that it was an accredited investor, was entering into the common stock purchase agreement for its own account and not with a view to public distribution of the shares and had no agreement or understanding to distribute any of these shares. Also, in the common stock purchase agreement, we represented to Fusion Capital that the shares were not being registered under the Securities Act and could not be resold without prior registration.

Subsequent to the execution of the common stock purchase agreement with Fusion Capital, we filed a registration statement on Form SB-2 with the SEC to, among other things, register the resale of all of the shares of our common stock issuable under the Fusion Capital common stock purchase agreement under the Securities Act, including the 303,556 shares of our common stock issued to Fusion Capital as a commitment fee. This registration statement was declared effective by the SEC on December 28, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Overview

On February 2, 2005, we completed a so-called “reverse merger” transaction, in which we caused Zen Acquisition, a Delaware corporation and a newly-created, wholly-owned subsidiary of Zen, to be merged with and into Old Xethanol. As a result of the merger, Old Xethanol became a wholly owned subsidiary of Zen and changed its name to Xethanol BioEnergy, Inc.

Prior to the merger, Zen was a company that manufactured pottery kilns. We discontinued these activities simultaneously with the merger by the sale of that business to Zen Zachariah Pool III, our previous principal stockholder and succeeded to the business of Old Xethanol as our sole line of business going forward. Old Xethanol was formed in January 2000 and began its ethanol production operations in September 2003. Following the merger, Zen reincorporated from the State of Colorado to the State of Delaware and changed its corporate name to Xethanol Corporation. Upon the closing of the merger, the directors and management of Old Xethanol became the directors and management of our company.

The merger was accounted for as a recapitalization of Old Xethanol (or a “reverse merger”), since the former stockholders of Old Xethanol now own a majority of the outstanding shares of our common stock as a result of the merger. Old Xethanol was deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Old Xethanol and are recorded at the historical cost basis of Old Xethanol.

Plan of Operation

Our expected revenue model is based on the sale of ethanol and a related co-product called xylitol. Xylitol is a natural sweetener that was approved by the FDA in the 1960’s for use in foods and beverages, including chewing gums, candies, toothpastes and diabetic regimens. Xylitol is a co-product derived from biomass-to-ethanol production.

At the present time, we own two ethanol plants in Iowa - Xethanol BioFuels in Blairstown and Permeate Refining in Hopkinton. We also own several proprietary bio-extraction, bio-separation and bio-fermentation technologies that are targeted at reducing costs throughout the entire ethanol production process as well as enabling the conversion of biomass to ethanol and xylitol.

Xethanol BioFuels was acquired in November 2004 as an idled plant. During the first six months of 2005, this facility underwent substantial refurbishment and became operational in July 2005. This is a corn-based operation with an initial production capacity of 5.5 millions gallons of ethanol per year. After initial discussions with The Harris Group, our “owner’s engineering” firm, we are now evaluating contactor proposals to increase the plant production capacity to 25 million gallons and at the same time optimize efficiency. The BioFuels facility is located on a 25 acre site with ample space for expansion.

Permeate Refining was initially designed to process waste starches and sugars and has a production capacity of 1.6 million gallons of ethanol per year. In April 2005, we temporarily ceased operations at the Permeate Refining plant in order to refurbish the facility and evaluate strategic alternatives. We are currently evaluating a project to convert Permeate into one of the first US commercial cellulosic biomass to ethanol facilities. We are pursuing a plan combining steam gun explosion technology with our proprietary Virginia Tech fermentation technology. Under this plan, Permeate production capacity could be increased significantly with enhanced operating efficiency.

We sell the ethanol from our Xethanol BioFuels plant under an exclusive marketing agreement with Aventine Renewable Energy, Inc. Aventine is the second largest marketer of ethanol in the United States and purchases all of Xethanol BioFuel’s ethanol production under a renewable three-year off-take agreement. Sales are made at market prices less the costs of transportation and Aventine’s marketing commission. Distillers wet grains that are produced as a by-product at BioFuels are sold through a local merchandising agent.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Loss. We had net losses of $11,377,075 and $2,570,918 for the years ended December 31, 2005 and 2004, respectively. These losses are not comparable given our significant activity during 2005 as compared to 2004, including the refurbishment and opening of Xethanol BioFuels, the reverse merger, the concurrent private offering, the senior secured notes financing, the establishment of a corporate office and organizational infrastructure and the write-off of intangible assets and goodwill. During these periods, operations were financed through various equity and debt private financing transactions.

Sales. Net sales for the year ended December 31, 2005 were $4,342,927 as compared to $465,048 for the year ended December 31, 2004. During 2004, net sales were attributable solely to our Permeate operations. We sold approximately 295,000 gallons of ethanol at an average price of $1.58 per gallon. Sales prices ranged during the year between $1.14 and $1.88. Net sales during 2005 reflect operations at Permeate from January 1, 2005 to March 31, 2005 which generated approximately $99,000 and at BioFuels from July 1, 2005 through December 31, 2005 which generated the balance. BioFuels sold approximately 2.44 million gallons of ethanol at average selling price of $1.60. Sales of DWGs contributed an additional $339,000 to total sales.

Cost of Sales. Cost of sales for the year ended December 31, 2005 were $4,891,230 compared to $507,181 for the year ended December 31, 2004. Higher cost of sales in 2005 relates to the higher level of sales during 2005. The cost of sales during 2005 reflect start-up production inefficiencies at BioFuels, inefficiencies driven by a lack of economies of scale while we slowly increased production to plant capacity and high prices of energy, especially natural gas.

Operating Expenses. Operating expenses were $6,558,308 for the year ended December 31, 2005 as compared to $2,357,190 for the year ended December 31, 2004.

The increase in operating expenses of $4,201,118 is due principally to 1) increased expenses of approximately $3,295,000 attributable to the creation of our corporate headquarters office, 2) increased expenses of approximately $860,000 related to start-up expenses at the Xethanol BioFuels facility from January 1, 2005 until its opening on July 1, 2005, 3) increase in amortization expense of approximately $137,000 resulting from licenses acquired during 2005, and 4) various expenses including depreciation related to Permeate Refining that are included in operating expenses in 2005 but were included in cost of sales in 2004.

The increase in expenses related to our corporate office is directly related to the growth of the company necessitating the development of a corporate infrastructure to support our growth, capital needs and our change to a public corporation. Accordingly, included in the $3,295,000 increase attributable to our corporate office is 1) approximately $1,955,000 of compensation expense related to our management team and directors and resulting from the hiring of a new CFO and Vice President of Operations as well as the election of four new independent directors to our Board, 2) approximately $822,000 related to services provided by outside advisors, consultants and agents for services ranging from investor relations, public relations, business development and capital raising, 3) approximately $235,000 related to legal and auditing fees, 4) approximately $151,000 related to offices expense including rent, and 5) $78,000 related to travel and entertainment.

Approximately $2,377,000 or 72% of the total corporate office increase was the result of non-cash compensation in the form of stock, warrants and options.

Write-off on Intangible Assets and Goodwill. At December 31, 2005, the Company charged $3,635,416 to expense, representing the unamortized cost of acquiring its license agreements, after considering the uncertainties surrounding the timing of their commercialization. The Company also wrote off the $205,000 in goodwill associated with its acquisition of Permeate. Management continues to believe that its portfolio of technologies as well as its ongoing research and development arrangements with the governmental and academic institutions from which we acquired the licensed technologies is an integral part of the Company’s growth strategy.

Interest Expense. Interest expense was $659,030 for the year ended December 31, 2005 as compared to $208,340 for the year ended December 31, 2004. The increase of $450,690 is mainly attributable to senior secured royalty notes issued during 2005 which was partially offset by the bank note payable assumed in October 2004 in connection with the acquisition of BioFuels and subsequently refinanced by the royalty notes in January 2005.

Organizational Expense. In connection with the reverse merger, we paid $300,000 to the former owners of Zen to repurchase 8,200,000 shares of their Zen common stock which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense.

Other Income. Other income was $255,226 for the year ended December 31, 2005 as compared to $33,385 for the year ended December 31, 2004. Included in Other income during 2005 is $132,000 in cash and stock received from the settlement of the DDS Technologies legal action.

Liquidity and Capital Resources

At December 31, 2005, we had a cash balance of $802,664.

During the year end December 31, 2005, we used net cash of $5,930,449 for operating activities. Additional cash of $999,913 was used to purchase property and equipment. Cash used for operating and investing was offset by net cash proceeds of $3,572,817 raised from our private offering, $6,600,000 of proceeds raised from the issuance of the senior secured royalty notes net of the repayment of the $3,000,000 note payable and $450,000 received in the acquisition of Xylose Technologies, Inc. Net cash increased during the year by $689,192.

On October 18, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion. We may also, in our discretion, elect to sell more of our common stock to Fusion Capital than the minimum daily amount. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $2.00. Fusion may not purchase shares under the Purchase Agreement if Fusion would beneficially own more than 9.9% of the Company’s common stock outstanding at the time of the purchase by Fusion. We filed a registration statement with the SEC to register under the Securities Act the resale of the shares of our common stock which we may issue to Fusion Capital under the common stock purchase agreement, which registration statement was declared effective by the SEC on December 28, 2005. We began selling shares of common stock to Fusion Capital under the common stock purchase agreement on January 3, 2006.

As of March 17, 2006, we had a cash balance of $3,334,571 and had raised $3,534,009 from the sale of our shares to Fusion Capital and $408,000 from the exercise of shareholder warrants. Based upon our current financial condition, cash forecast and operating plan, management believes that it has adequate cash resources to sustain its operations through the end of the year. However, our continued existence is dependent upon several factors, including the ability to generate cash flow from the sale of our product through improved margins and expanding sales and (2) the ability to continue to draw down under the Fusion Capital transaction which is contingent on our stock price being above $2.00. Until such time as we can rely on sufficient revenues generated from operations, we will continue to seek additional sources of financing through private offerings of our securities. Accordingly, if we fail to obtain additional financing or are unable to draw down funds under the Fusion Capital transaction, we will be required to substantially reduce and defer payments of operating expenses. We cannot assure you that we will be successful in obtaining any additional financing.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. The Company adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

Our Consolidated financial statements and notes thereto appear beginning on page F-1 of this report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended December 31, 2005 and 2004.

On February 8, 2005, we filed with the SEC a Current Report on Form 8-K reporting the resignation on February 2, 2005 of Cordovano and Honeck, P.C., as our independent auditor, and the approval by our board of directors on February 2, 2005 of Imowitz Koenig & Co., LLP as our new independent registered public accounting firm. In connection with the audits of our financial statements for each of the two fiscal years ended June 30, 2004 and 2003, and through February 2, 2005, there were no disagreements with Cordovano and Honeck, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Cordovano and Honeck, P.C., would have caused Cordovano and Honeck, P.C. to make reference to the matter in its reports.

Because Old Xethanol was deemed to be the accounting acquirer in the reverse merger, we have adopted the fiscal year end of December 31 of Old Xethanol, instead of our previous fiscal year end of June 30. On April 20, 2005, we filed a Current Report on Form 8-K/A containing financial statements for the year ended December 31, 2004 to cover the transition period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures, is more fully discussed below. Based upon our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, notwithstanding the prior existence of certain material weaknesses, our disclosure controls and procedures were effective.

In connection with the audit of Old Xethanol’s December 31, 2004 financial statements, our independent registered public accounting firm notified our senior management and the board of directors that they had identified significant deficiencies that they considered material weaknesses in our internal controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse effects on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The material weaknesses identified by our independent registered public accounting firm related to two specific errors in our financial reporting and the lack of the necessary internal accounting resources. The first related to Old Xethanol’s recording of goodwill upon the acquisition of certain assets from Old Xethanol’s founding shareholders in September 2001. SEC Staff Accounting Bulletin #48 (SAB 48) requires that transfers of non-monetary assets from promoters or shareholders in exchange for stock prior to or at the time of a company’s initial public offering normally should be recorded at the transferor’s historical cost basis. Old Xethanol’s previously issued financial statements for the year ended December 31, 2003, which were audited by our former independent auditors, overstated goodwill and stockholders’ equity by approximately $900,000 because the assets acquired from Old Xethanol’s founding shareholders were recorded at estimated fair value instead of at their historical cost basis of zero. The second related to recording of the Permeate acquisition. The operations of Permeate were erroneously included in Old Xethanol’s results of operations for its full fiscal year ended December 31, 2003, rather than from the date of the acquisition, which was completed in July 2003. This adjustment caused a decrease in stockholders equity of approximately $150,000. Such financial statements related to periods prior to Old Xethanol’s “reverse merger” transaction with Zen in February 2005 and, therefore, were not included in any report filed with the SEC under the Exchange Act. The foregoing adjustments were reflected in Old Xethanol’s financial statements for the year ended December 31, 2004, which were included in Amendment No. 1 on Form 8-K/A to our Current Report on Form 8-K, dated February 2, 2005, filed with the SEC on April 20, 2005.

Prior to Old Xethanol’s “reverse merger” transaction with Zen in February 2005, during which time the foregoing errors in financial reporting were made, Old Xethanol had no formal audit committee, very limited accounting personnel and outsourced significant accounting functions. Reliance on such limited resources impaired Old Xethanol’s ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as effective disclosure controls and procedures.

The material weaknesses were discussed in detail among management and our current independent registered public accounting firm in the first quarter of 2005 and, as a result of such discussions, we promptly implemented a series of steps to improve our financial reporting and disclosure controls and procedures and to remedy the material weaknesses identified. Such steps included putting in place personnel, processes, technology and other resources appropriate to support our financial reporting and disclosure controls and procedures. In this regard, we (1) appointed a chief financial officer, with financial accounting and Exchange Act reporting experience, in April 2005 to oversee all of our accounting and reporting functions, (2) consolidated all of our plant accounting, reporting and administrative functions at our Xethanol BioFuels facility under a local plant controller, (3) implemented a system of formal procedures and controls to enable the accurate and timely gathering, recording, processing and “up-the-ladder” reporting of information, including formal monthly reporting requirements and regular conferences among internal accounting personnel and senior financial management, (4) consolidated all public reporting functions at our principal executive offices under the supervision of our Chief Financial Officer, and (5) on July 28, 2005, formed an audit committee of the board of directors composed entirely of independent directors. In addition, as we continue to grow, and as resources permit, we anticipate that our Chief Financial Officer will continue to hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Because all of the foregoing steps were implemented by our company prior to the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer were able to carefully evaluate the effectiveness of these new measures, together with our other disclosure controls and procedures, at the end of the period covered by this report. On the basis of such evaluation, our Chief Executive Officer and Chief Financial Officer reached the conclusion set forth above that, as of the end of the period covered by this report, notwithstanding the prior existence of certain material weaknesses; our disclosure controls and procedures were effective. However, because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

The foregoing sets forth all of the significant changes that have occurred in our internal controls over financial reporting during the fiscal year ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding the members of our board of directors and our executive officers.

Name	Age	Position

Christopher d’Arnaud-Taylor	60	Chairman, President and Chief Executive Officer
Lawrence S. Bellone	49	Chief Financial Officer
Robin Buller	49	Vice President Operations
Franz A. Skryanz	68	Vice President, Secretary, Treasurer and Director
Jeffrey S. Langberg	56	Director
Louis B. Bernstein	55	Director
Richard D. Ditoro	67	Director
Richard L. Ritchie	59	Director
Marc S. Goodman	56	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Christopher d’Arnaud-Taylor, Chairman, President and Chief Executive Officer, has worked with Old Xethanol since August 2000. He became our Chairman, President and Chief Executive Officer on February 2, 2005. He is an international merchant banker and entrepreneur who gained global senior corporate executive experience with multinationals including Unilever, Reed Elsevier, Northrop Grumman and TKM Trading. He has directed the strategy, operations and financial affairs of companies in the United States, Europe, Africa, the Middle East and Asia and managed the development and execution of corporate turnarounds and entrepreneurial ventures worldwide. Mr. d’Arnaud-Taylor has been a Director and President of a private merchant banking firm, London Manhattan Securities, Inc., for more than the past five years. London Manhattan has worked with entrepreneurs and established companies in forging new enterprises and realizing the potential of established businesses through mergers and acquisitions, joint ventures and strategic alliances. London Manhattan has participated as managing co-venturer in special situations where its direct involvement led to improving the operating results and strategic focus of an underperforming company or new business venture. Mr. d’Arnaud-Taylor also presently serves as a director of Metamorphix Global Inc, a developer of advanced precast concrete technology that emulates the patterns of natural stone, and Xeminex, Inc., an early-stage producer of lead and zinc concentrates. Previously, Mr. d’Arnaud-Taylor served as CEO of several global trading companies operating primarily throughout the developing world trading in forest products, precision equipment and building materials. He has consulted extensively with leading defense contractors in the USA and Europe on countertrade and defense offset performance. Mr. d’Arnaud-Taylor obtained his M.B.A. from the London Business School having completed additional graduate business studies as an exchange scholar in international finance and development economics at the Ecole des Hautes Etudes Commerciales in Paris, France and corporate finance at New York University’s Stern School of Business. He previously studied economics, government and law at the University of Exeter, England.

Lawrence S. Bellone, Chief Financial Officer, became our Chief Financial Officer on April 5, 2005. In March 2005, Mr. Bellone began providing financial consulting services to us, prior to being named our Chief Financial Officer. From October 2003 to February 2005, Mr. Bellone was a managing director with Bentley Associates, a New York-based investment banking boutique/broker-dealer providing mergers and acquisitions, private placement and corporate advisory services primarily to small and midsized companies. From January to September 2003, Mr. Bellone was an independent financial consultant. From 1988 through December 2002, Mr. Bellone was involved in a wide range of projects and activities including lending, leasing, loan syndications, private debt placement, principal investments, derivatives, corporate development and arbitrage while working in the investment banking and capital market areas of Chase Manhattan Bank (later to become JP Morgan Chase). As a Managing Director and senior member of the Structured Capital Group, he was responsible for structuring, originating and executing innovative financing and investment transactions for Fortune 100 companies. He has negotiated and arranged more than $5 billion in transaction value for companies in the oil and gas, retail, chemical, pharmaceutical, consumer and paper industries. Prior to joining Chase in 1988, he worked in various public and private accounting and finance functions at NY Life Insurance, Price Waterhouse and JP Morgan. While at Price Waterhouse, he qualified as a C.P.A. in New York State. Mr. Bellone holds a B.A. degree from Columbia University and an M.B.A. in accounting and finance from Fordham University. He also holds Series 7 and 63 designations from the NASD.

Robin Buller, Vice President Operations, became our Vice President Operations on March 14, 2005. He has extensive experience in plant and machinery sales worldwide and brings an extensive international background to our business. From August 2003 to February 2005, Mr. Buller was CEO of New York-based Cromer Corporation, where he advised companies and institutions on a broad range of issues, from outsourcing and setting up factories in China, to understanding how to do business with China. He created a China contacts program to direct and assist U.S. companies in developing the right relationships and commercial channels. From November 1998 to July 2003, he represented MAN Ferrostaal, Inc., Germany in the United States as International Sales Manager and handled sales of U.S.-made machinery and equipment into the Commonwealth of Independent States and Asia. Prior to that he held a number of positions with companies that included MAN Ferrostaal Inc., as well as positions with a number of other companies, including those that required several years' residency in the Far East. Mr. Buller is a Co-founder of the Prince of Wales Business Leaders Forum 2000 pilot program in Shanghai, which brought together Chinese CEOs and their foreign counterparts who engaged in extensive dialogue to learn from each other how to develop business using the best aspects from both cultures. He is a member of the Growing Business Roundtable, British American Business Inc., which engaged in business development advice for companies planning to export to the United States, he has been a guest speaker on International Business at Baruch College in New York, and he sat on the China Committee of the British Chamber of Commerce in Hong Kong, which lobbied both Beijing and London on behalf of Hong Kong and British companies. Mr. Buller holds a B.A. from the University of East Anglia in the United Kingdom and a Masters Diploma from The Institute of Export also in the United Kingdom.

Franz A. Skryanz, Vice President, Secretary, Treasurer and Director, had worked with Old Xethanol since August 2000. He became our Vice President, Secretary, Treasurer and a director on February 2, 2005. He has also worked for more than the past five years with London Manhattan Securities, Inc. assisting Mr. d’Arnaud-Taylor in the development of international projects and managing accounting and administration of that company. He is a financial executive with extensive experience in international business gained in senior management positions with diverse business organizations. Presently, Mr. Skryanz provides financial management, corporate secretary and treasury services to early-stage entrepreneurial companies. Concurrent with his association with our company, Mr. Skryanz provides similar professional services to Metamorphix Global Inc. and Xeminex. Prior to joining Old Xethanol, he served as Treasurer and Secretary of NETdigest.com, Inc., Chief Financial Officer of Cam Designs, Inc. and Chief Financial Officer and Treasurer of Nyros Telecom Services, Inc., a privately-held company with telecom ventures in Russia. Mr. Skryanz holds an M.B.A. from the University of Vienna, Austria and was an exchange scholar at Cambridge University, England and the University of Valencia, Spain. He currently serves as a director of Metamorphix Global, Inc. and Xeminex.

Jeffrey S. Langberg, Director, became a member of our board of directors on February 28, 2005. Prior to that, since January 1999, Mr. Langberg had been a financial and business development advisor to the Chairman of Old Xethanol. For more than the past five years, Mr. Langberg has been an independent investment banker and business development advisor to public and privately-held companies involved in a broad range of industries. Mr. Langberg currently serves as an investment banker and business development advisor to Metamorphix Global Inc., a developer of advanced precast concrete technology that emulates the patterns of natural stone; United Energy Corp., a manufacturer of specialty chemicals for the oil services industry; Deep Marine Technology, Inc., a designer of high technology single operator submarines for deep sea work; and Hybed Fuel Systems, Inc., a marketer of energy savings technology in the alternative fuels industry. Mr. Langberg graduated from the University of Pennsylvania’s Wharton School of Finance and received a law degree from Fordham University Law School.

Louis B. Bernstein, Director, became a member of our board of directors on June 2, 2005. Mr. Bernstein is currently Assistant General Counsel of Pfizer Inc., where he has been an attorney for 29 years. In this capacity, Mr. Bernstein has managed product liability claims and litigation involving prescription pharmaceuticals, orthopedic implants and other medical devices. Mr. Bernstein also provides due diligence, financial modeling, market research, acquisition candidate profiling and strategic partnering advice and assistance to clients in the life sciences and specialty chemical sectors. In addition, Mr. Bernstein has related experience in advertising and labeling review, legislative analysis and consultation regarding new products and investments, food and drug regulatory matters and commercial transactions.

Richard D. Ditoro, Director, became a member of our board of directors on June 2, 2005. Mr. Ditoro is currently a principal in the consulting firm Merestone Development. In this capacity, Mr. Ditoro provides due diligence, financial modeling, market research, acquisition candidate profiling and strategic partnering advice and assistance to clients in the life sciences and specialty chemical sectors. Prior to joining Merestone Development, Mr. Ditoro held numerous senior management positions, including Vice President of Corporate Development with Lonza Group, an international chemical conglomerate based in Basle, Switzerland. Mr. Ditoro holds a B.S. degree from Georgetown University and an M.B.A. from the University of Chicago.

Richard L. Ritchie, Director, became a member of our board of directors on July 28, 2005. Mr. Ritchie has been an independent investor since February 2000. He previously served as the Executive Vice President and Chief Financial Officer of Big Flower Holdings, Inc., an advertising and marketing and information products and services company that was listed on the New York Stock Exchange until February 2000, when it was acquired. Mr. Ritchie, who is a certified public accountant, has more than 25 years of experience in finance and accounting with several major corporations and an accounting firm. Mr. Ritchie received B.A. and M.B.A. degrees from Michigan State University and completed the post-graduate Program for Management Development at the Harvard Business School.

Marc S. Goodman, Director, became a member of our board of directors on August 10, 2005. Mr. Goodman co-founded the Kenmar group of companies in 1983. Kenmar is a fund of funds manager specializing in alternative investments. Mr. Goodman previously worked for Pasternak, Baum and Co., Inc, an international cash commodity firm, from 1973 through 1983, including serving as a Vice President and Director from 1981 through 1983. While at Pasternak, Baum, Mr. Goodman was largely responsible for business development outside of the United States, for investment of its corporate retirement funds, and for selection of trading personnel in the Vegetable Oil Division. Mr. Goodman also created and developed Pasternak, Baum’s Lauric Oils Department. Mr. Goodman has conducted extensive business in South America, Europe, and the Far East; he has been a merchandiser of all major vegetable oils and their by-products, and of various other commodities such as sunflower seeds, frozen poultry, pulses, and potatoes. While at Pasternak, Baum, he was a member of the National Institute of Oilseeds Products and the American Fats and Oils Association (including its Export Rules Committee). Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a B.B.A. in 1969 and an M.B.A. in 1971. He was awarded an Economics and Finance Department Fellowship from September 1969 through June 1971.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Four of our seven directors are considered “independent” under the SEC’s independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it.  No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding.  No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Key Employees

James Stewart, Vice President - Plant Operations and General Manager - Xethanol BioFuels (subsidiary of Xethanol BioEnergy, Inc.). Mr. Stewart has more than 23 years of experience in ethanol production in the United States and throughout the world. In addition to extensive consulting experience, Mr. Stewart has been associated with the ethanol plant in Blairstown, Iowa since its inception and throughout its operations, including serving as general manager of the plant during its operation from 2000 through 2002. Mr. Stewart has extensive experience in all aspects of plant operation including regulatory affairs, staffing, engineering, feedstocks and emergency planning. Prior to his work at the Xethanol BioFuels plant, Mr. Stewart worked as a plant manager and in technical advisory roles at more than ten other ethanol production plants.

David Kreitzer, Vice President - Business Development. Mr. Kreitzer became our Vice President - Business Development on April 6, 2005. He was formerly President and Chief Operating Officer of Gopher State Ethanol LLC, a company he joined in 2000. He has worked in every area of ethanol production having started as an operator and he worked his way up via maintenance and production to the post of Plant Manager. He was appointed Chief Operating Officer of Gopher State Ethanol in 2004. Apart from his management experience, Mr. Kreitzer brings to our company considerable expertise in the waste-to-ethanol sector, having introduced the use of industrial food waste as feedstock for ethanol production at Gopher State Ethanol. Mr. Kreitzer focuses on the waste-to-ethanol business at our company and applies his knowledge to developing new feedstock supply lines as well as devising new and improved ways to break down these materials into fermentable sugars.

Advisory Board

We have established an advisory board comprised of four members with experience in the ethanol production business or general corporate matters. Our advisory board meets periodically with our board of directors and management to discuss matters relating to our business activities. Members of our advisory board will be reimbursed by us for out-of-pocket expenses incurred in serving on our advisory board.

Some of the members of our advisory board may serve as consultants to us under consulting agreements for which they will receive compensation. To our knowledge, none of our advisory board members has any conflict of interest between their obligations to us and their obligations to others. Companies with which advisory board members are involved may in the future have commercial relationships with us.

The members of our advisory board and their primary professional affiliations are as follows:

Foster Aryi Agblevor, Ph.D. is known internationally as an expert in thermochemical biomass conversion and rapid characterization of biomass feedstocks. His expertise in the area was recognized with the winning of the Best Paper Awards at the Gordon Conference on Analytical Pyrolysis in 1991 and 1993. He was also awarded the U.S. Department of Energy’s Special Achievement Award for his contribution towards the development of biomass standards. Since 1996, Dr. Agblevor has been an Associate Professor in the Biological Systems Engineering Department at Virginia Tech. From 1990 to 1996, most recently as a Senior Chemical Engineer, Dr. Agblevor was on the staff of the Center for Renewable Chemicals and Materials at the National Renewable Energy Laboratory. Dr. Agblevor is the current Vice Chairman of the E48 Committee on Biotechnology of the American Society of Testing and Materials (ASTM). He has developed eight ASTM standards on biomass analysis. Dr. Agblevor has authored more than 100 publications in peer-reviewed journals and conference proceedings and holds two U.S. patents and three other patents pending concerning biomass for ethanol production. He has been guest lecturer at the Department of Chemical and Petroleum Engineering, Colorado School of Mines, and was an invited speaker at the Department of Chemical and Petroleum Engineering, University of Kansas, and at several International Energy Agency (IEA) meetings throughout the country. Dr. Agblevor has organized and chaired several sessions of the Cellulose Paper and Textile Division of the American Chemical Society and is active in the American Institute of Chemical Engineers. Dr. Agblevor received M.A.Sc. and Ph.D. degrees in Chemical Engineering and Applied Chemistry from the University of Toronto, Canada.

Mark Austin is the Managing Director of Chandler Reed LLC, a strategic growth and venture development consulting firm, where he advises clients in the areas of business strategy and planning, technology development, marketing, finance and strategic alliances. He has lectured on strategic planning in China, business development in Africa, and technology in Latin America. Mr. Austin holds patents issued in the United States, Latin America, Europe and Asia, and has won product design awards in the United States and Asia. He is an advisor to the New York Energy & Environmental Funders’ Forum, a program of the Center for Economic and Environmental Partnership, Inc. In December 2005, Mr. Austin entered into a consulting agreement with the Company to assist us in the development of our technology portfolio and overall technology strategy.

Jed Schutz has been a private investor and advisor to emerging technology companies, as well as a real estate developer, since 1985. His company, Windemere Development, has developed over 700 residential properties in the past eight years. He is the Chairman of the Board of Campusfood.com, Inc., a leading company in the online food ordering business. He also currently serves as a director of Advanced BioPhotonics Inc., a publicly-held advanced medical imaging technology company. He served as a director from 1993 to 1999, and for one year as Chairman of the Board, of FRM Nexus, a publicly-held company engaged primarily in medical financing. Mr. Schutz received a B.S. degree in biology from Duke University and a post-graduate Certificate in Business from New York University.

Donald Wilkes is the President and Chief Executive Officer of Blue Pacific Flavors, Inc. and has more than 30 years experience in the food and beverage industry including creative work in innovative food flavor development in the Americas, Asia and Europe. In 1992, Mr. Wilkes started Wilkes & Associates, Inc., a successful food technology/consulting firm that focuses on large Asian food and beverage manufacturers. He continues to consult to the food and beverage industry in Asia. His unique experience and relationships provided the basis for Blue Pacific’s expansion into the lucrative Asia Pacific markets. Founded in 1993, Blue Pacific Flavors has direct sales offices in China, Malaysia and Korea. Blue Pacific is a leading innovative flavor manufacturer known for designing imaginative beverage concepts that combine unique functional ingredients with proprietary engineered flavor systems. Mr. Wilkes is a professional member of the Institute of Food Technologists, American Association of Cereal Chemists and Chemists Club in New York. He sits on the Industry Advisory Board for Food and Science Nutrition at Chapman University and is a member of the Industry Advisory Board for New Hope Media Publication’s Nutraceutical and Functional Food magazine. He has served in the past as Chairman of the West Coast for National Association of Fruits, Flavors and Syrups, Functional Beverage and Wellness Summit 2001, 2002 and 2003, co-chaired Asia Business Forum’s International Conference on Coffee, Tea and Natural Colors, and co-chaired the Nutracon Functional Beverage Conference in Anaheim, California in 2003. Mr. Wilkes is a featured columnist in the quarterly food service culinary magazine “Flavor and the Menu,” in which he writes on food service and retail beverages trends and innovation. He co-authored a chapter on Functional Beverages with six other researchers called “Nutriceuticals and Functional Foods.”

Board Committees

Audit Committee. In July 2005, we established an audit committee of the board of directors, which consists of Richard L. Ritchie, who serves as chairman of the committee, and Richard D. Ditoro, each of whom is an independent director. The board of directors has determined that Mr. Ritchie is a financial expert. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent accountants our annual and quarterly financial statements,

•	directly appointing, compensating, retaining, and overseeing the work of the independent auditor,

•	approving, in advance, the provision by the independent auditor of all audit and permissible non-audit services,

•
establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters,

•	the right to engage and obtain assistance from outside legal and other advisors as the audit committee deems necessary to carry out its duties,

•
the right to receive appropriate funding from us to compensate the independent auditor and any outside advisors engaged by the committee and to pay the ordinary administrative expenses of the audit committee that are necessary or appropriate to carrying out its duties, and

•	unless assigned to a comparable committee or group of independent directors, they must review and approve all related party transactions.

Compensation Committee. In July 2005, we established a compensation committee of the board of directors, which consists of Marc S. Goodman, who serves as chairman of the committee, and Richard D. Ditoro, each of whom is an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our incentive compensation plan, and recommends and approves grants of stock options and restricted stock grants under that plan.

Nominations and Governance Committee. In July 2005, we established a nominations and governance committee of the board of directors, which consists of Louis B. Bernstein, who is an independent director and serves as chairman of the committee, and Franz Skryanz, who is a director and our Vice President, Secretary and Treasurer. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

•	establishing criteria for the selection of new directors,

•	considering stockholder proposals of director nominations,

•	committee selection and composition,

•	considering the adequacy of our corporate governance,

•	overseeing and approving management continuity planning process, and

•	reporting regularly to the board with respect to the committee’s duties.

Code of Ethics

Our Board of directors has adopted a code of ethics applicable to all officers, directors and employees, a copy of which is available on our website at http://www.xethanol.com. We will provide a copy of this code to any person, without charge, upon request, by writing to Xethanol, Inc., Attention: Chief Financial Officer, 1185 Avenue of the Americas, New York, New York 10036. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2005, and Forms 5 and amendments thereto furnished to us for the year ended December 31, 2005 and certain written representations, no persons who were either a director, officer, or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005, with the exception that (i) Lawrence Bellone filed a late report on Form 3 on October 31, 2005 and (ii) Robin Buller filed a late report on Form 3 on March 31, 2006.

Copies of the insider trading reports can be found at our corporate website at http://www.xethanol.com, on our Home page, under either “SEC Filings” or “Yahoo Finance”.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	(1)	Restricted Stock Awards	Number of Common Shares Underlying Options	All Other Compensation

Christopher d’Arnaud-Taylor	2005	180,000	—			—	—	—
President and CEO	2004	—	—	244,000	(2)	—	—	—
	2003	—	—	190,300	(2)	—	—	—

Lawrence Bellone	2005	135,000	—		(3)	812,500	100,000	—
CFO	2004	—	—	—		—	—	—

Robin Buller	2005	62,730	—	—	(4)	146,250	—	—
VP, Operations	2004	—	—	—		—	—	—
________________________

(1)
Other Annual Compensation does not include the cost to us or Old Xethanol for health and welfare benefits received by the above named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual compensation of such officer.

(2)
The compensation in the Other Annual Compensation column consists of consulting fees paid by Old Xethanol to London Manhattan Limited, Inc., an entity controlled by Mr. d’Arnaud-Taylor. See “Certain Relationships and Related Transactions - Management and Consulting Services Agreements.”

(3)	Mr. Bellone joined our company in March 2005.

(4)	Mr. Buller joined our company in March 2005.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

Prior to our 2005 Incentive Compensation Plan, we have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time. The effective date of the 2005 Plan is February 2, 2005. As of the December 31, 2005, 317,070 shares of our common stock and stock options to purchase 480,000 shares of our common stock were granted under the 2005 Plan.

Individual Option Grants in 2005

Name	Common Shares Underlying Options Granted	Percent of Total Option Granted To Employees	Exercise Price	Expiration Date

Lawrence Bellone, CFO	100,000	67%	$3.75	4/08

Aggregated Option Exercises in 2005 and Year-end Option Values

Name	Number of Common Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options; Exercisable/Unexercisable	Value of Unexercised In-The-Money Options; Unexercisable/Exercisable

Lawrence Bellone, CFO	—	—	100,000 / 0	$39,000 (1)

(1)	Based on the closing price of $4.14 per share of our common stock as quoted on the OTC Bulletin Board on December 30, 2005.

Compensation of Directors

Each current independent member of our board of directors has received stock options to purchase 50,000 shares of our common stock, plus the chairman of the audit committee received an additional 50,000 options and the chairmen of the compensation and governance committees received 25,000 additional options. One director not chairing any committee but serving on 2 committees received an additional 30,000 shares. All stock options are exercisable at $4.00 and are exercisable 50% at date of grant and 50% at the end of the first anniversary of service. Total options awarded to our independent directors were 330,000.

Jeffrey S. Langberg, a director of the Company since February 2005, provides business advisory services to the Company under a consulting agreement entered into in February 2005. See “Certain Relationships and Related Transactions - Management and Consulting Services Agreements.” During 2005, we recorded consulting fees to Mr. Langberg of $455,000 and provided health insurance coverage to Mr. Langberg at a cost of $14,014 to the Company.

Employment Agreements

In January 2005, Christopher d’Arnaud-Taylor, our Chairman, President and Chief Executive Officer, entered into an employment agreement with us to continue serving as our Chairman, President and Chief Executive Officer for a term of three years. Franz A. Skryanz, our Vice President, Treasurer and Secretary, also entered into an employment agreement with us for a term of one year, commencing on January 1, 2005. Under these employment agreements, each of Messrs. d’Arnaud-Taylor and Skryanz will devote substantially all of his business time and efforts to our business.

The employment agreements of Messrs. d’Arnaud-Taylor and Skryanz provide that they will initially receive a fixed base salary at an annual rate of $180,000 and $60,000, respectively. Effective March 1, 2006, Mr. Taylor’s base salary was increased to an annual rate of $216,000. The Company is in the process of preparing a more comprehensive agreement for Mr. d’Arnaud-Taylor which will supercede his current agreement.

Incentive Compensation Plan

On February 2, 2005, following the completion of the reverse merger, our board of directors adopted and approved a new 2005 Incentive Compensation Plan, which was submitted to and approved by our stockholders. The effective date of the 2005 Plan is February 2, 2005.

The purpose of the 2005 Plan is to provide a means for our company and its subsidiaries and other designated affiliates, which we refer to as Related Entities, to attract key personnel to provide services to our company and the Related Entities, as well as to provide a means whereby those key persons can acquire and maintain stock ownership, thereby strengthening their commitment to the welfare of our company and its Related Entities and promoting the mutuality of interests between participants and our stockholders. A further purpose of the 2005 Plan is to provide participants with additional incentive and reward opportunities designed to enhance the profitable growth of our company and its Related Entities, and provide participants with annual and long term performance incentives to expend their maximum efforts in the creation of stockholder value. The persons eligible to receive awards under the 2005 Plan are the officers, directors, employees and independent contractors of our company and our Related Entities.

The terms of the 2005 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the 2005 Plan, the total number of shares of our common stock that may be subject to the granting of awards under the 2005 Plan is equal to 2,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements.

A committee of our board of directors, which we refer to as the Committee, is to administer the Plan. All Committee members must be “non-employee directors” as defined by Rule 16b-3 of the Exchange Act, “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and independent as defined by NASDAQ or any other national securities exchange on which any securities of our company may be listed for trading in the future. The right of a participant to exercise or receive a grant or settlement of an award, and the timing thereof, may be subject to such performance conditions (including subjective individual goals) as may be specified by the Committee. In addition, the 2005 Plan authorizes specific performance awards, which represent a conditional right to receive cash, shares of our company common stock or other awards upon achievement of certain preestablished performance goals and subjective individual goals during a specified fiscal year. Subject to the requirements of the 2005 Plan, the Committee will determine performance award terms, including the required levels of performance with respect to specified business criteria, the corresponding amounts payable upon achievement of such levels of performance, termination and forfeiture provisions and the form of settlement.

Our board of directors may amend, alter, suspend, discontinue or terminate the 2005 Plan or the Committee’s authority to grant awards without further stockholder approval, except stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our company common stock are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the 2005 Plan which might increase the cost of the 2005 Plan or alter the eligibility of persons to receive awards. Unless earlier terminated by our board of directors, the 2005 Plan will terminate at such time as no shares of our common stock remain available for issuance under the 2005 Plan and we have no further rights or obligations with respect to outstanding awards under the 2005 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of March 24, 2006:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the option holders. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Except as otherwise set forth below, the address of each of the persons listed below is c/o Xethanol Corporation, 1185 Avenue of the Americas, 20th Floor, New York, New York 10036.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (2)

Christopher d’Arnaud-Taylor	1,190,022	(3)	7.4%
Lawrence S. Bellone	919,680	(4)	5.5%
Robin Buller	45,000		*
Franz A. Skyranz	86,515		*
Jeffrey S. Langberg	1,137,595	(5)	7.0%
Louis B. Bernstein	37,500	(6)	*
Richard D. Ditoro	48,828	(7)	*
Richard L. Ritchie	50,000	(8)	*
Marc S. Goodman	37,500	(9)	*
Directors and executive officers as a group	3,549,640	(10)	21.0%
Lucas Capital Management	1,838,242	(11)	10.3%
Robert J. and Carol J. Lehman	882,810	(12)	5.5%
W. Scott Smith	972,414	(13)	6.0%
UTEK Corporation	1,200,275	(14)	7.4%

* Less than 1% of outstanding shares.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 24, 2006, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based upon 16,167,118 shares of common stock outstanding on March 24, 2006.

(3)
Includes 732,450 shares of common stock held by Mr. d’Arnaud-Taylor’s spouse, 132,422 shares of common stock held by Xtraction Technologies Limited, an entity controlled by Mr. d’Arnaud-Taylor’s spouse, 318,088 shares of common stock held by London Manhattan Securities, Inc., an entity controlled by Mr. d’Arnaud-Taylor.

(4)	Includes 548,780 shares of common stock issuable upon the exercise of currently exercisable warrants and stock options.

(5)	Includes 33,983 shares of common stock held by Mr. Langberg’s spouse and 1,103,512 shares of common stock held by Bresner Partners Ltd., an entity controlled by Mr. Langberg.

(6)	Consists of 37,500 shares of common stock issuable upon the exercise of currently exercisable stock options.

(7)	Includes 40,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(8)	Consists of 50,000 shares of common stock issuable upon the exercise of currently exercisable stock options.

(9)	Consists of 37,500 shares of common stock issuable upon the exercise of currently exercisable stock options.

(10)	Includes 676,280 shares of common stock issuable upon the exercise of currently exercisable warrants and stock options.

(11)
Includes 1,650,000 shares of common stock issuable upon the conversion of a currently convertible senior secured royalty income note. The address of Lucas Capital Management, LLC is 328 Newman Springs Road, Red Bank, New Jersey 07701.

(12)	Mr. and Mrs. Lehman’s address is 1578 Conestoga Trail NE, Swisher, Iowa 52338.

(13)	Includes 52,968 shares of common stock held by Jasmine Consulting, Inc., an entity controlled by Mr. Smith. Mr. Smith’s address is 3141 Jasmine Drive, Delray Beach, Florida 33483.

(14)	The address of UTEK Corporation is 202 South Wheeler Street, Plant City, Florida 33563.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Permeate Refining

On September 1, 2001, Old Xethanol acquired the ethanol business of Energy Capital & Technology LLC, including, under a letter of intent, the right to acquire Permeate Refining, Inc., an ethanol-producing company in Hopkinton, Iowa. Christopher d’Arnaud-Taylor, the Chairman and Chief Executive Officer of Old Xethanol, and certain other of our stockholders, in the aggregate, were the majority members of Energy Capital. In contemplation of the acquisition of Permeate Refining, in 2001, Old Xethanol issued 1,000,000 shares of its common stock to the owners of Permeate Refining, which included Robert J. Lehman, our President - Permeate Refining subsidiary, and his spouse. On July 7, 2003, Old Xethanol finalized the acquisition of 100% of the outstanding common stock of Permeate Refining from its stockholders for $750,000 in a cash transaction.

In a separate transaction, through our wholly-owned subsidiary, Xethanol One, LLC, a Delaware limited liability company formed on May 28, 2003 for this purpose, Old Xethanol acquired the real estate and certain production facilities associated with Permeate Refining’s operations from Permeate Refining’s former owners, Robert J. Lehman and his spouse, for a total price of $1,250,000, payable as follows: (i) a down payment of $125,000, which was made on July 9, 2003, and (ii) a promissory note for the balance of $1,125,000, which bore interest at the simple interest rate of 9% per year with monthly payments due on the first day of each month commencing August 1, 2003 until June 1, 2006, at which time the entire balance owing on the promissory note was to be paid in full (the “Note”). Consequently, Xethanol One, LLC was responsible for monthly payments of $10,530, consisting of $8,322 in interest and $2,208 in real estate tax installments.

On October 18, 2005 we entered into a memorandum of agreement with Robert J. Lehman and his spouse and the Master’s Trust, which held the mortgage on the real estate associated with Permeate Refining’s operations. Pursuant to the agreement, we executed a Mutual General Release dated January 23, 2006. Under the terms of the Mutual General Release, the $1,125,000 Note was exchanged for a new note (“New Note”) issued by our company in the amount of $243,395 to the Lehman’s and 135,000 shares of our common stock were issued to Master’s Trust in exchange for the full release and satisfaction of the mortgage on the Permeate Refining real estate. The New Note is payable on August 1, 2006. Interest is due monthly on the outstanding principal of the Note at a rate equal to .5% above prime rate. We make a monthly payment equal to $3,128 allocated between interest and principal based on the current interest rate.

Management and Consulting Services Agreements

In September 2001, Old Xethanol entered into a Management Services Agreement with London Manhattan Limited, Inc., a corporation controlled by Christopher d’Arnaud-Taylor, our Chairman and Chief Executive Officer, for the senior corporate management services of Mr. d’Arnaud-Taylor as its President. Pursuant to this agreement, Old Xethanol agreed to pay London Manhattan Limited, Inc. a monthly management fee, an incentive bonus based on the closing of project transactions and a percentage of our earnings before interest, depreciation and amortization. In connection with the reverse merger and private offering, we and London Manhattan Limited, Inc. agreed to terminate the Management Services Agreement, with no further liability or obligation on the part of the parties (except for certain earned, accrued fees), effective as of the closing of such transactions. Mr. d’Arnaud-Taylor entered into an employment agreement directly with us, as described in “Item 10. Executive Compensation - Employment Agreements.”

In January 2003, Old Xethanol entered into a Consulting Services Agreement with Jeffrey Langberg & Associates, pursuant to which Jeffrey S. Langberg, now one of our directors, provided business advisory services. Under this agreement, Old Xethanol had agreed to pay Jeffrey Langberg & Associates a monthly consulting fee, an incentive bonus based on the closing of project transactions and a fee for introductions to investors. In connection with the reverse merger and private offering, we and Jeffrey Langberg & Associates agreed to terminate the Consulting Services Agreement, with no further liability or obligation on the part of the parties or of us (except for certain earned, accrued fees), effective as of the closing of such transactions. Under the January 2003 agreement, we recorded consulting fees to Mr. Langberg of $389,025 in 2004 and $246,270 in 2003.

In February 2005, we entered into a Consulting Services Agreement with Mr. Langberg, pursuant to which Mr. Langberg agreed to provide general business advisory services. Under this agreement, we agreed to pay Mr. Langberg a monthly consulting fee of $15,000 per month and a sign-on bonus of $225,000. Mr. Langberg is also eligible to receive performances bonuses at the discretion of the Board of directors as well as equity-based awards under the 2005 Plan. Mr. Langberg agreed to waive any compensation otherwise payable to him as a director of our company. During 2005, we recorded total consulting fees to Mr. Langberg of $455,000.

Office Space

In October 2004, Old Xethanol began sharing office space in New York City with other affiliated companies under a sublease with Xethanol Management Services, LLC (“XMS”) which is a single member LLC controlled by Mr. Langberg. Under this arrangement, we are currently paying approximately $10,400 per month, plus reimbursements of other costs, in sublease payments on a month to month basis. As of December 31, 2005, total payments made were $99,806. No payments were required in 2004. During 2004, Old Xethanol paid a security deposit of $16,336 and made a one-time payment to XMS of approximately $44,000 for furniture, telephone and computer equipment and related software.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger and Plan of Reorganization, dated as of February 2, 2005, among Zen Pottery Equipment, Inc., Zen Acquisition Corp. and Xethanol Corporation.(1)
3.1	Certificate of Incorporation of Xethanol Corporation.(2)
3.2	By-Laws of Xethanol Corporation. (3)
4.1	Form of Senior Secured Royalty Income Notes issued by Xethanol BioFuels, LLC.(1)
4.2	Form of Warrant. (2)
4.3	Specimen Common Stock Certificate.
10.1	Form of Security Agreement between Xethanol BioFuels, LLC and Lucas Energy Total Return Master Fund, Ltd. and Lucas Energy Total Return Partners, LLC.(1)
10.2	Xethanol Corporation 2005 Incentive Compensation Plan.(3)
10.3	Employment Agreement, dated as of February 2, 2005, between Christopher d’Arnaud-Taylor and Xethanol Corporation.(4)
10.4	Employment Agreement, dated as of February 2, 2005, between Frank A. Skryanz and Xethanol Corporation.(4)
10.5	Form of Private Placement Subscription Agreement.(4)
10.6	Common Stock Purchase Agreement, dated October 18, 2005, by and between the Fusion Capital Fund II, LLC and Xethanol Corporation.(5)
10.7	Registration Rights Agreement, dated October 18, 2005, by and between the Fusion Capital Fund II, LLC and Xethanol Corporation.(5)
14.1	Code of Ethics.
16.1	Cordovano and Honeck LLP, Response Letter, dated February 8, 2005.(6)
21.1	Subsidiaries of the Registrant.(7)
24.1	Power of Attorney. (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter. (7)
99.2	Compensation Committee Charter. (7)
99.3	Nominations and Governance Committee Charter. (7)

——————
(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated February 2, 2005, and filed with the SEC on February 3, 2005.

(2)	Incorporated by reference to the exhibits included with Amendment No. 1 to our Registration Statement on Form SB-2, filed with the SEC on December 6, 2005.

(3)	Incorporated by reference to the exhibits included with our definitive Information Statement on Schedule 14C, filed with the SEC on March 9, 2005.

(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated February 2, 2005, and filed with SEC on March 15, 2005.

(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated October 18, 2005, and filed with SEC on October 19, 2005.

(6)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated February 2, 2005, and filed with the SEC on February 8, 2005.

(7)	Incorporated by reference to the exhibits included with our Registration Statement on Form SB-2, filed with the SEC on October 21, 2005.

(8)	Included on the signature page of this Annual Report on Form 10-KSB and incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 8, 2005, we filed with the SEC a Current Report on Form 8-K reporting the resignation on February 2, 2005 of Cordovano and Honeck, P.C., as our independent auditor, and the approval by our board of directors on February 2, 2005 of Imowitz Koenig & Co., LLP as our new independent registered public accounting firm. In connection with the audits of our financial statements for each of the two fiscal years ended June 30, 2004 and 2003, and through February 2, 2005, there were no disagreements with Cordovano and Honeck, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Cordovano and Honeck, P.C., would have caused Cordovano and Honeck, P.C. to make reference to the matter in its reports.

Because Old Xethanol was deemed to be the accounting acquirer in the reverse merger, we have adopted the fiscal year end of December 31 of Old Xethanol, instead of our previous fiscal year end of June 30. On April 20, 2005, we filed a Current Report on Form 8-K/A containing financial statements for the year ended December 31, 2004 to cover the transition period. Imowitz Koenig & Co., LLP audited our consolidated financial statements for the years ended December 31, 2004 and 2005.

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees paid or accrued by the Company for audit and other services provided by Imowitz Koenig & Co., LLP for the years ended December 31, 2005 and 2004.

Year	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees (3)	All Other Fees	Total Fees
2005	$77,000	$47,505	$38,796	—	$163,301
2004	$70,161	—	—	—	$70,161
_________________
(1)
“Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
“Audit Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During 2005 these services included consulting services and accounting research services related to our Registration Statement and 8-K filings.

(3)	“Tax Fees” consist of fees associated with tax compliance, including tax return preparation.

Pre-Approval Policies and Procedures

Applicable SEC rules require the Audit Committee to pre-approve audit and non-audit services provided by our independent registered public accounting firm. On November 28, 2005, our Audit Committee began pre-approving all services by Imowitz Koenig & Co., LLP and has pre-approved all new services since that time.

The Audit Committee pre-approves all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee does not delegate the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee has determined that the rendering of the services other than audit services by Imowitz Koenig & Co., LLP is compatible with maintaining Imowitz Koenig & Co., LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, in the City of New York, State of New York, on March 31, 2006, thereunto duly authorized.

XETHANOL CORPORATION

By:	/s/ Christopher d’Arnaud-Taylor
Christopher d’Arnaud-Taylor
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ Lawrence S. Bellone
Lawrence S. Bellone
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of Xethanol Corporation, hereby severally constitute and appoint Christopher d’Arnaud-Taylor and Lawrence S. Bellone, and each of them (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution, for us and in our stead, in any and all capacities, to sign any and all amendments to this annual report (and all documents relating thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Christopher d’Arnaud-Taylor	Chairman, President and Chief Executive Officer	March 31, 2006
Christopher d’Arnaud-Taylor

/s/ Lawrence S. Bellone	Chief Financial Officer	March 31, 2006
Lawrence S. Bellone

/s/ Franz A. Skryanz	Director, Vice President, Secretary and Treasurer	March 31, 2006
Franz A. Skryanz

/s/ Jeffrey S. Langberg	Director	March 31, 2006
Jeffrey S. Langberg

/s/ Louis B. Bernstein	Director	March 31, 2006
Louis B. Bernstein

/s/ Richard D. Ditoro	Director	March 31, 2006
Richard D. Ditoro

/s/ Richard L. Ritchie	Director	March 31, 2006
Richard L. Ritchie

/s/ Marc S. Goodman	Director	March 31, 2006
Marc S. Goodman

XETHANOL CORPORATION

Form 10-KSB
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of directors and Stockholders of
Xethanol Corporation

We have audited the accompanying consolidated balance sheets of Xethanol Corporation (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xethanol Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/Imowitz Koenig & Co., LLP

New York, New York
March 24, 2006

XETHANOL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$802,664	$113,472
Receivables	565,041	55,380
Inventory:
Finished goods	55,343	—
Raw materials	68,169	27,453
Work in process	72,620	10,860
Other assets	172,168	93,455
Total current assets	1,736,005	300,620

Property and equipment, net	6,682,433	6,028,712
Goodwill	—	205,000
License agreements, net	—	834,819
Investments	182,000	100,000
Other assets	504,955	55,429
TOTAL ASSETS	$9,105,393	$7,524,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$694,473	$329,620
Accounts payable - related parties	56,080	388,736
Accrued expenses	370,776	222,850
Mortgage payable	1,125,000	—
Total current liabilities	2,246,329	941,206

Mortgages payable	—	4,125,000
Senior secured notes payable	6,600,000	—
Capitalized lease obligation	30,388	—
Total long-term liabilities	6,630,388	4,125,000

Commitment

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares
authorized; 15,011,219 and 11,546,705 shares issued and
outstanding in 2005 and 2004, respectively	15,011	11,547
Additional paid-in-capital	15,586,032	6,442,119
Accumulated deficit	(15,372,367)	(3,995,292)
Total stockholders' equity	228,676	2,458,374
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,105,393	$7,524,580

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2005	December 31, 2004

Sales	$4,342,927	$465,048

Cost of sales, incl. depreciation of $263,651
and $157,558 for 2005 and 2004	4,891,230	507,181
Gross loss	(548,303)	(42,133)

Operating expenses, incl. depreciation and
and amortization of $275,280 and $16,483
for 2005 and 2004	6,558,308	2,357,190
Write-off of net intangible assets and goodwill	3,635,416	—
Loss from operations before other income (expense)	(10,742,027)	(2,399,323)

Other income (expense):
Interest income	68,755	3,360
Organization expense	(300,000)	—
Interest expense	(659,030)	(208,340)
Other income	255,227	33,385
Total other income (expense)	(635,048)	(171,595)

Net loss	$(11,377,075)	$(2,570,918)

Basic and diluted net loss per share	$(0.83)	$(0.25)

Weighted average number of
shares outstanding	13,683,616	10,194,834

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2003	9,551,606	$9,552	$2,205,314	$(1,424,374)	$790,492
Shares issued for cash	1,466,065	1,466	3,052,309	—	3,053,775
Shares issued for services	96,647	97	90,640	—	90,737
Shares issued to UTEK
Corporation for acquisitions	369,230	369	849,631	—	850,000
Shares issued to UTEK
Corporation for services	63,157	63	119,937	—	120,000
Warrants issued for services	—	—	124,288	—	124,288
Net loss	—	—	—	(2,570,918)	(2,570,918)
Balance at December 31, 2004	11,546,705	11,547	6,442,119	(3,995,292)	2,458,374
Adjustment to outstanding
shares as a result of
recapitalization transaction	(1,854,924)	(1,854)	1,854	—	—
Shares issued to shareholders
of company acquired in
recapitalization transaction	1,874,303	1,874	(1,874)	—	—
Shares issued for cash	1,190,116	1,190	3,571,627	—	3,572,817
Shares issued for services in
connection with sales of
shares and recapitalization
transaction	665,833	665	(665)	—	—
Shares issued for services	150,000	150	550,450	—	550,600
Shares issued to UTEK
Corporation for acquisitions	788,560	789	3,196,711	—	3,197,500
Shares issued to UTEK
Corporation for services	30,000	30	119,970	—	120,000
Warrants issued for services	—	—	167,425	—	167,425
Shares granted under 2005
Incentive Compensation Plan	317,070	317	1,030,161	—	1,030,478
Options granted under 2005
Incentive Compensation Plan	—	—	508,557	—	508,557
Shares issued to Fusion Capital	303,556	303	(303)	—	—
Net loss	—	—	—	(11,377,075)	(11,377,075)
Balance at December 31, 2005	15,011,219	$15,011	$15,586,032	$(15,372,367)	$228,676

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	December 31, 2005	December 31, 2004
Cash flows from operating activities
Net loss	$(11,377,075)	$(2,570,918)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	538,931	174,041
Issuance of common stock, stock options
and warrants for services rendered	2,377,060	335,025
Impairment loss on investments	—	98,277
Write-off of net intangible assets and goodwill	3,635,416	—
Investment received in settlement of lawsuit	(82,000)	—
Changes in operating assets and liabilities:
Restricted cash	—	(14,592)
Receivables	(509,661)	(30,179)
Inventory	(157,819)	(33,576)
Other assets	(528,239)	(96,508)
Accounts payable	25,012	313,752
Accrued expenses	147,926	98,873
Net cash used in operating activities	(5,930,449)	(1,725,805)

Cash flows from investing activities
Deposit on acquisition	—	(1,000,000)
Purchase of investments	—	(198,277)
Purchase of property and equipment	(999,913)	(61,929)
Cash used in investing activities	(999,913)	(1,260,206)

Cash flows from financing activities
Payment of notes payable	(3,000,000)	(50,000)
Issuance of notes payable	6,600,000	—
Cash received for common stock	3,572,817	3,053,775
Cash received from acquisition	450,000	—
Payment of capitalized lease obligation	(3,263)	—
Net cash provided by financing activities	7,619,554	3,003,775

Net increase in cash and cash equivalents	689,192	17,764
Cash and cash equivalents - beginning of year	113,472	95,708
Cash and cash equivalents - end of year	$802,664	$113,472

Supplemental Disclosures
Interest paid	$659,030	$208,340
Income taxes paid	$8,835	$453

Non-cash activity
License agreements acquired in exchange for
common stock	$2,747,500	$850,000
Property acquired for debt assumed in acquisitions	$—	$3,081,593
Property and equipment obtained by
capitalized lease obligations	$40,835	$—

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Xethanol Corporation (the “Company”) is a biotechnology-driven company in the emerging biomass-to-ethanol industry. The Company produces ethanol and its co-products. Ethanol is a clean burning, renewable fuel and is used as a primary gasoline additive under the Energy Policy Act of 2005. The Company plans to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into ethanol or other valuable co-products. The Company’s business model is to deploy proprietary biotechnologies that will extract and ferment sugars trapped in these biomass waste concentrations in a cost effective manner by locating ethanol plants closer to biomass sources and in proximity to urbanized high-demand ethanol markets.

The Company was originally incorporated on January 24, 2000 in Delaware as Freereal-Timequote.com, Inc. On August 8, 2000, the Company changed its name from Freereal-Timequote.com, Inc. to LondonManhattan.com, Inc. (“LondonManhattan”). On September 19, 2001, LondonManhattan changed its name to Xethanol Corporation, to function as a holding and management company for a series of planned acquisitions and new ventures in the biomass-to-ethanol industry.

Recapitalization Transaction and Private Offering

On February 2, 2005, the Company completed a recapitalization in the form of a "reverse merger" transaction with Zen Pottery Equipment, Inc. (“Zen”), a publicly traded Colorado corporation. As part of the merger, the Company merged into a wholly owned subsidiary of Zen. Zen acquired all the outstanding capital stock of the Company and, in consideration, issued 9,706,781 shares of its common stock to the Company’s shareholders. Zen retired all of its prior existing shares of common stock except for 1,874,303 shares of common stock retained by the original shareholders of Zen.

Concurrent with the closing of the merger, the Company completed the closing of a private offering of a total of 1,190,116 shares of common stock at a price of $3.25 per share to accredited investors (the “Offering”). Total net proceeds from the Offering were $3,572,817.

Placement agents and other advisors received an additional 665,833 shares of common stock for services rendered in connection with the Offering and the merger. After the closing of the Offering and the reverse merger, there were 13,437,033 shares of common stock of the Company issued and outstanding. Also, as result of the merger, warrants to purchase 1,465,068 shares of common stock of the Company were converted to warrants to purchase 1,293,370 shares of the common stock of the Company.

In March 2005, following the merger, Zen reincorporated from the state of Colorado to the state of Delaware and changed its corporate name to Xethanol Corporation. As part of the Company’s reincorporation in Delaware, the authorized capital was amended to 50,000,000 shares of common stock and 1,000,000 shares of preferred stock.

For financial reporting purposes, the Company is deemed to be the acquirer in the reverse merger transaction. Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements are those of the Company and are recorded at the historical cost basis of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Plan of Operation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to July 1, 2005, the Company had devoted most of its activities to establishing its business, including raising capital and making acquisitions and, accordingly, the Company presented its financial statements as a development stage company as defined in Statement of Financial Accounting Standards No. 7. On July 1, 2005, the Company began operations at its Xethanol BioFuels plant and the plant is now generating significant revenues from the sales of ethanol and other by-products. Accordingly, the accompanying financial statements are not presented as a development stage company.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to previously reported amounts to conform to the current presentation, with no effect on our consolidated financial position, results of operations or cash flows.

Based upon the Company’s current financial condition, cash forecast and operating plan, management believes that it has adequate cash resources to sustain its operations through the end of 2006. However, the Company’s continued existence is dependent upon several factors, including the ability to generate cash flow from the sale of its product through improved margins and expanding sales and (2) the ability to continue to draw down under the Fusion Capital transaction (discussed in Note 8) which is contingent on the Company’s stock price being above $2.00. Until such time as the Company can rely on sufficient revenues generated from operations, the Company will continue to seek additional sources of financing through private offerings of the Company’s securities. Accordingly, if the Company fails to obtain additional financing or is unable to draw down funds under the Fusion Capital transaction, the Company will be required to substantially reduce and defer payments of operating expenses. The Company cannot be assured that it will be successful in obtaining any additional financing.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares issued for services or in connection with acquisitions and in the valuation of fixed assets and intangibles and their estimated useful lives to calculate depreciation and amortization. The Company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

The Company accounts for its investments in marketable securities as "available for sale" securities. "Available for sale" securities are stated at fair value with changes in market value recognized in stockholders' equity.

Loss Per Common Share

Loss per share (“EPS”) is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants and conversion of the senior secured notes are excluded from the calculation of net loss per share as their effect would be antidilutive. As of December 31, 2005, there were 3,586,026 shares of common stock equivalents that could potentially dilute EPS in the future that were not included in the computation of EPS because to do so would have been antidilutive.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company maintains cash and cash equivalents with a major financial institution which is not insured by the Federal Deposit Insurance Corporation.

Costs Associated with Issuance of Stock

Investment banking fees and related costs associated with the sale of stock are charged to stockholders’ equity.

Stock Issued for Non-Cash Consideration

Stock issued for services and in connection with acquisitions has been valued based on the estimated fair value of the shares at the time they were issued.

Receivables

The Company records trade accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts, if necessary, to reflect any loss anticipated on the trade accounts receivable balance. The Company calculates this allowance based upon its historical level of past-due accounts, and its relationships with, and the economic status of, its customers. At December 31, 2005, the Company has determined that an allowance for estimated uncollectible accounts is not necessary.

Investments

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and to address certain implementation issues that had arisen. A variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights nor has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns, or both. As of December 31, 2005, the Company is not a primary beneficiary of any VIE’s.

For investments that are not required to be consolidated the Company follows the guidance provided by ABP 18 “The Equity Method of Accounting for Investments in Common Stock”.

Inventory

Finished goods are carried at the lower of cost using the average cost method or market. Raw materials are carried at average cost. Work in process is based on the amount of average product costs currently in the production pipeline.

Property Plant and Equipment

Property plant and equipment are recorded at cost. Major additions are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets ranging from five to twenty years.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $133,420 and $106,231 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the book and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on changes in the assets and liabilities from period to period. These differences arise primarily from the Company’s net operating loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. Long term debt bears interest at current rates and therefore, the carrying value approximates fair value.

Segment Reporting

The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. The Company adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

NOTE 3. ACQUISITIONS

Permeate Refining, Inc.

In September 2001, the Company acquired the rights to acquire Permeate Refining, Inc. (“Permeate”), an ethanol producing company located in Hopkinton, Iowa. In contemplation of the acquisition of Permeate, the Company issued 1,000,000 shares of common stock to the owners of Permeate in 2001.

On July 7, 2003, the Company acquired from the owners of Permeate, its machinery and equipment for an aggregate purchase price of $750,000 in a cash transaction. The Company also acquired for cash, inventory valued at $50,000.

In a separate transaction, through its wholly owned subsidiary Xethanol One, LLC, (a Delaware limited liability company formed on May 28, 2003 for this purpose), the Company acquired the real-estate and certain production facilities associated with Permeate’s operations from their owners, Robert and Carol Lehman (the “Lehmans”), for a total price of $1,250,000, payable as follows: (a) a down payment of $125,000 was made on July 9, 2003; and (b) the balance of $1,125,000, is payable under a promissory note, secured by a mortgage, with a face amount of $1,125,000 and bearing interest at the simple interest rate of 9% per annum with monthly payments of interest due on the first day of each month commencing August 1, 2003 until June 30, 2006, at which time the entire balance owing on the promissory note shall be paid in full. As further discussed in Note 16, the Company restructured the promissory note in January 2006.

In conjunction with the acquisition of Permeate, the Company entered into employment and consulting agreements with its previous owners, Robert and Carol Lehman, to serve as general manager and financial/administrative director, respectively. The employment and consulting agreements with Robert and Carol Lehman were terminated in July 2005. Under these agreements, the Company paid $60,000 in 2005 and $120,000 in 2004.

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

Permeate Refining, Inc
Machinery and equipment	$750,000
Inventory	50,000
Total	$800,000

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Xethanol One, LLC
Land	$33,700
Buildings	732,600
Machinery & Equipment	483,700
Total	$1,250,000

In April 2005, the Company temporarily ceased operations at Permeate in order to refurbish the facility and to consider alternatives to maximize the strategic use of the facility. The Company is currently evaluating the possibility of utilizing the facility initially as a pilot plant for commercializing certain of its technologies and ultimately scaling up the facility once the technology proves out.

In connection with the acquisition of Permeate, the Company recognized $205,000 of goodwill. The Company assessed the value of this asset in accordance with the requirements of SFAS No. 142 “Goodwill and Other Intangible Assets”. The evaluation is based on estimates of future revenues, profits, and working capital requirements. Based on these assessments, the Company has determined that the goodwill has been impaired and has written off the $205,000 of goodwill during the fourth quarter of 2005.

Advanced Bioethanol Technologies, Inc.

On June 29, 2004, the Company acquired 100% of the issued and outstanding common stock of Advanced Bioethanol Technologies, Inc. (“ABTI”) from UTEK Corporation in exchange for 200,000 shares of the Company’s common stock at a price of $1.50 for a total consideration of $300,000. ABTI’s principal asset is a license agreement, which has a term of twenty-one years, to a biomass extraction and fermentation process developed at Virginia Polytechnic Institute and State University (“Virginia Tech”). This technology converts waste biomass mixtures to ethanol by exploiting each mixture’s unique properties to solve feedstock-specific processing problems. The license calls for minimum royalty payments of $7,500 in year three, $15,000 in year four and $30,000 in year five and each year thereafter until the end of the license term.

On December 6, 2005, the company entered into a research agreement with Virginia Tech for the further development and eventual commercialization of the licensed technology. Under this agreement, the Company will pay Virginia Tech $75,689 in five payments scheduled over the course of 2006.

Ethanol Extraction Technologies, Inc.

On September 30, 2004 the Company acquired 100% of the issued and outstanding common stock of Ethanol Extraction Technologies, Inc. (“EETI”) from UTEK Corporation in exchange for 169,230 shares of the Company’s common stock at a price of $3.25 for a total consideration of $550,000. EETI holds a license agreement, which has a term of ten years, to a patented, Queens University, Ontario, developed extractive fermentation technology to continually remove and isolate ethanol during the fermentation process, incorporating a strategy in which the fermentation reaction and ethanol removal occur simultaneously, thereby increasing output and reducing energy costs. Under the license agreement, the Company is obligated to pay an annual earned royalty of 1% of net sales of licensed product prior to patent expiration and 0.25% thereafter plus 1% of net sales of equipment that enables the use of the licensed technology, for the term of the agreement. The license also calls for a one-time milestone payment of $2,500 per million gallons of nameplate capacity for each plant set up during the term of the agreement.

Superior Separation Technologies, Inc.

On January 11, 2005 the Company acquired 100% of the issued and outstanding common stock of Superior Separation Technologies, Inc. (“SSTI”) from UTEK Corporation in exchange for 250,000 shares of the Company’s common stock at a price of $3.25 for a total consideration of $812,500. The number of shares issued was subsequently adjusted to 220,702 shares to reflect the effects of the reverse merger. SSTI holds a license agreement, which has a term of twenty years, to a patented technology developed at the U.S. Department of Energy's National Renewable Energy Laboratory designed to effectively separate lignocellulosic material into lignin, cellulose and dissolved sugars. The license calls for minimum royalty payments of $10,000 in 2007, $25,000 in 2008 and $50,000 in 2009 and each successive year thereafter until the end of the license term.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Xylose Technologies, Inc.

On August 15, 2005 the Company acquired 100% of the issued and outstanding common stock of Xylose Technologies, Inc. (“XTI”) from UTEK Corporation in exchange for 567,857 shares of the Company’s common stock at a price of $4.20 for a total consideration of $2,385,000. XTI holds a license agreement, which has a term of twenty years, to patented technologies based on research done by the U. S. Department of Agriculture’s Forest Products Lab (the “FPL”) designed to convert xylose into ethanol and xylitol. The license calls for a minimum royalty payment of $15,000 in 2008 and $25,000 in 2009 and each successive year thereafter until the end of the license term. At the time of the acquisition, XTI also held cash of $450,000.

On November 30, 2005, XTI entered into a Collaborative Research and Development Agreement (“CRADA”) with the FPL for the purpose of developing genetically engineered yeast strains for the production of xylitol from cellulosic biomass, such as wood chips. Under the CRADA, XTI will fund to FPL $250,000 over the course of 2006. The first payment of $62,500 was made in January 2006.

NOTE 4. WRITE-OFF OF INTANGIBLE ASSETS

The Company charged $3,635,416 to expense during the fourth quarter of 2005, representing the unamortized cost of acquiring its license agreements described in Note 3, after considering the uncertainties surrounding the timing of their commercialization.

NOTE 5. FORMATION OF XETHANOL BIOFUELS, LLC

In October 2004, the Company purchased the assets of 78th Street Ethanol, LLC, a corn-based ethanol plant in Blairstown, Iowa, at a bankruptcy court auction for $4,000,000 from the First National Bank of Omaha (“FNBO”). The purchase was financed with $1,000,000 of cash from the Company and a $3,000,000 secured demand note to FNBO. As described in Note 7, the Company paid off the $3,000,000 note to FNBO in January 2005. On November 1, 2004 the Company formed Xethanol BioFuels, LLC (“BioFuels”), a wholly owned Delaware limited liability company, to manage and operate the Blairstown facility. After a period to repair and refurbish the facility, BioFuels began operating as of July 1, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land	$28,187
Buildings	723,356
Improvements	153,714
Machinery and Equipment	3,176,336
Total	$4,081,593

Accrued property taxes and accrued interest payable	$81,953

 XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2005	December 31, 2004

Land	$61,887	$61,887
Buildings	1,497,588	1,463,246
Machinery and equipment	5,150,729	4,537,303
Land improvements	544,496	158,714
Furniture and fixtures	43,648	36,450
	7,298,348	6,257,600
Less accumulated depreciation and amortization	615,915	228,888
	$6,682,433	$6,028,712

NOTE 7. SENIOR SECURED NOTES

On January 19, 2005, the Company completed a transaction with two institutional investors, primarily to refinance a short-term note issued for the acquisition of its BioFuels facility. At the closing of that transaction, BioFuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000 (the “January Notes”). A portion of the proceeds of the financing were used to satisfy a $3,000,000 demand note held by FNBO. The Company used the remaining proceeds to refurbish and upgrade capacity at the BioFuels facility, fund start-up activities at the facility and related working capital requirements, and pay legal and other professional fees related to the financing. The January Notes provide for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, distillers wet grain (“DWG”) and any other co-products, including xylitol, at the BioFuels facility, with the principal becoming due in January 2012. The Company has the right to require the holders of the January Notes, from and after January 2008, to surrender the January Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the January Notes have the right to convert the January Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 1,250,000 shares of common stock).

On August 8, 2005, the Company completed a second transaction with the same two institutional investors and, at the closing of this transaction, BioFuels issued senior secured royalty notes in the aggregate principal amount of $1,600,000 (the “August Notes”). The proceeds from this financing will be used for working capital and general corporate purposes. The terms of this financing provide for interest to be paid semi-annually at the greater of 10% per year or 1.6% of revenues from sales of ethanol, DWG and any other co-products, including xylitol, at the BioFuels facility, with the principal becoming due in August 2012. The Company has the right to require the holders of the August Notes, from and after August 2008, to surrender the August Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the August Notes have the right to convert the August Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 400,000 shares of common stock).

Pursuant to a security agreement, Xethanol BioFuels pledged its land, buildings and site improvements, mechanical and process equipment and specific personal property as security for the payment of the principal and interest of the notes. In the event of an uncured default under the notes, the holders are authorized to take possession of, sell or operate the assets of Xethanol BioFuels in order to generate proceeds sufficient to pay the principal and interest of the notes. This could include collecting accounts owed by customers of the facility, operating or subleasing the facility, selling the ethanol and wet distillers grain, selling machinery and equipment relating to the facility, or taking any other lawful action to collect the principal and interest through realization on the assets of the facility. Recourse under the notes is limited to Xethanol BioFuels’ assets and is not guaranteed by us or any of our current or future subsidiaries, assets or facilities.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2005, interest on the January Notes and on the August Notes was due and paid and, accordingly, there is no accrued interest on these notes reported in the Company’s financial statements as of December 31, 2005.

NOTE 8. FUSION CAPITAL TRANSACTION

On October 18, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”), pursuant to which Fusion has agreed, under certain conditions, to purchase up to $20 million of Company common stock over a 25-month period, subject to earlier termination at our discretion. Under the terms of the common stock purchase agreement, the Company issued 303,556 shares to Fusion as a commitment fee (the “Commitment Shares”) on October 18, 2005. Pursuant to the terms of a Registration Rights Agreement, dated as of October 18, 2005, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the 303,556 Commitment Shares and 5,000,000 shares which may be issued to Fusion under the Purchase Agreement (the “Purchase Shares”). On December 28, 2005, the Registration Statement was declared effective and the Company has the right to sell to Fusion up to $40,000 of the Company’s common stock, which amount may be increased by the Company under certain conditions, each trading day during the term of the Purchase Agreement. The purchase price of the shares of common stock will be equal to a price based upon the market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of the Company’s common stock in the event that the price of the common stock is less than $2.00. Fusion may not purchase shares under the Purchase Agreement if Fusion would beneficially own more than 9.9% of the Company’s common stock outstanding at the time of the purchase by Fusion.

The Company engaged several consultants to introduce, arrange and negotiate the financing with Fusion. As compensation for services rendered, the Company agreed to pay 2.38% of the gross funds to be received from Fusion, warrants to purchase 75,000 shares of the Company’s common stock and $25,000 as reimbursement for expenses. The Company issued these warrants in January 2006.

As of December 31, 2005, the Company had not issued any Purchase Shares to Fusion. As of March 24, 2006, the Company has issued 908,465 Purchase Shares to Fusion for total gross proceeds of $3,818,007.

NOTE 9. RESTRICTED CASH

On May 10, 2005, the Company opened up a letter of credit in the amount of $220,000, as required by an insurance company to post a bond in connection with our permit application to the Bureau of Alcohol, Tobacco and Firearms (the “BATF”). In order to obtain the letter of credit, the Company has placed $220,000 in a one year time deposit account with the issuing bank as collateral.

On May 10, 2005, the Company opened up a letter of credit in the amount of $50,000, as required by an agreement with a grain service provider. In order to obtain the letter of credit, the Company has placed $50,000 in a one year time deposit account with the issuing bank as collateral.

In the event the issuing bank is required to make payments under the letters of credit as a result of the Company’s non-compliance with the terms of the BATF bond or grain service provider agreement, the issuing bank would draw against the Company’s cash on deposit with the bank.

The total cash of $270,000 on deposit with the issuing bank is reported in non-current “Other assets”.

NOTE 10. INCENTIVE COMPENSATION PLAN

On February 2, 2005, following the completion of the reverse merger, our board of directors adopted and approved a new 2005 Incentive Compensation Plan (the “2005 Plan”), which was subsequently approved by the Company's shareholders on March 29, 2005.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2005, 317,070 shares of common stock and stock options to purchase 480,000 shares of common stock were granted under the 2005 Plan.

A summary of stock option activity under the 2005 Plan is as follows:

	Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2004	—	—
Options granted	530,000	$3.95
Options exercised	—	—
Options forfeited	50,000	$4.00
Outstanding as of December 31, 2005	480,000	$3.95
Exercisable as of December 31, 2005	315,000	$3.92

A summary of stock options outstanding as of December 31, 2005 is as follows:

				Options Exercisable
Number Outstanding	Exercise Price	Weighted Average Exercise Price	Weighted Remaining Life In Years	Number Exercisable	Weighted Average Exercise Price

100,000	$ 3.75	$ 3.75	2.75	100,000	$ 3.75
380,000	$ 4.00	$ 4.00	4.26	215,000	$ 4.00
480,000		$ 3.95	3.94	315,000	$ 3.92

The fair values of the options awarded under the 2005 Plan are estimated at the grant date using the Black-Scholes option pricing model and are recorded as expense over the respective vesting periods. Significant assumptions used in the Black-Scholes model are the U.S. Treasury yield curve rates that corresponds with the maturity of each option, i.e., the risk-free rate and 40% for volatility. The risk-free rates used in the model ranged from 3.50% to 4.39% during 2005. During the year ended December 31, 2005, net compensation expense related to 2005 Plan option activity was $508,557.

As of December 31, 2005, 317,070 shares of common stock were awarded and are outstanding under the 2005 Plan. The fair value of these shares was estimated using the Offering price of $3.25 per share and was recorded as compensation expense. During the year ended December 31, 2005, net compensation expense related to 2005 Plan stock awards was $1,030,478.

During the first quarter of 2006, the Company granted an additional 550,000 options to executive officers and key employees.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. WARRANTS

During 2004, the Company issued 1,084,807 warrants to investors as an inducement to purchase Xethanol shares sold by the Company in private offerings and 173,251 warrants to consultants as compensation for services rendered for a total of 1,258,058 warrants after adjustment for recapitalization. During 2005, the Company granted 197,968 warrants to various consultants and advisors as compensation for services rendered.

The fair values of the warrants granted during 2004 and 2005 were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective vesting periods. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e., the risk-free rate and 40% for volatility. The risk-free rates used in the model ranged from 3.50% to 4.39% during 2005. During the years ended December 31, 2005 and 2004, net compensation expense related to warrants granted for services was $167,425 and $124,288, respectively.

A summary of stock warrant activity is as follows:

	December 31, 2005		December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,425,068	$2.28	—	—
Less: Recapitalization adjustment	167,010	—	—	—
Warrants granted	197,968	$4.07	1,425,068	$2.28
Warrants exercised	—	—	—	—
Warrants forfeited	—	—	—	—
Outstanding, end of year	1,456,026	$2.52	1,425,068	$2.28
Exercisable, end of year	1,456,026	$2.52	1,425,068	$2.28

The following table summarizes warrants information as of December 31, 2005:

Number of Warrants	Exercise Prices	Expiration Dates

390,294	$ 1.90	2007
176,087	$ 2.00	2007
629,881	$ 2.50	2007
61,796	$ 3.25	2007
45,312	$ 3.75	2007
132,656	$ 4.00	2008
20,000	$ 5.25	2010
1,456,026

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

As of December 31, 2005 and 2004, the Company had unused net operating loss carryforwards approximating $8,600,000 and $3,800,000, respectively, which may be applied against future taxable income. The net operating loss carryforwards expire in the years 2020 through 2024. At December 31, 2005 and 2004 the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2005	2004

Deferred tax asset	$3,525,000	$1,520,000
Less: Valuation allowance	$3,525,000	$1,520,000
Net deferred tax asset	—	—

As a result of the uncertainty that net operating loss carryforwards will be utilized in the foreseeable future, a 100% valuation allowance had been provided. At December 31, 2005, a wholly owned subsidiary had an unused net operating loss carry forward of approximately $226,000 which may be applied against future taxable income. The net operating loss carry forward expires in 2023. A 100% valuation allowance has been provided for against this amount.

NOTE 13. MAJOR CUSTOMER

Since July 1, 2005, all of the Company’s ethanol sales have been to one customer. The Company has an exclusive marketing agreement with this customer. This customer represented 89% of the Company’s sales for the year ended December 31, 2005.

NOTE 14. RELATED PARTY TRANSACTIONS

On January 1, 2003, the Company renegotiated an existing management services agreement with LondonManhattan Limited, Inc. (“LML”) for the services of Christopher d’Arnaud-Taylor as its President and Chief Executive Officer (the “2003 Agreement”). Mr. d’Arnaud-Taylor is the owner of LML, a significant shareholder of the Company and the Company’s Chairman of the Board of directors. Under this arrangement, the Company agreed to pay LML 1) a management fee of $10,000 per month until the first “Project Transaction”, as defined below, closed, $12,000 per month from such date to the closing of the second Project Transaction, and $15,000 per month, thereafter, 2) an incentive bonus of $50,000 upon closing of the first Project Transaction $100,000 upon closing of each subsequent Project Transaction and 3) $100,000 in full satisfaction for all management and/or other services previously rendered to the Company under previous agreements that remained unpaid and outstanding as of December 31, 2002. The term “Project Transaction” as used above and below means the completion of an acquisition, merger or other new venture. The acquisition of Permeate Refining, Inc., discussed in Note 3 above, represents the first Project Transaction and the acquisition of the assets of 78th Street Ethanol, LLC from FNBO, discussed in Note5 above, represents the second Project Transaction. During 2004, the Company made total payments to Mr. d’Arnaud-Taylor of $216,275.

In January 2005, the Company terminated its arrangement with LML and entered into an employment agreement directly with Mr. d’Arnaud-Taylor as the Company’s President and Chief Executive Officer for a term of three years (the “2005 Agreement”). Under the 2005 Agreement, the Company pays Mr. d’Arnaud-Taylor a monthly fee of $15,000. During 2005, the Company made total payments to Mr. d’Arnaud-Taylor of $281,075.

On January 1, 2003, the Company entered into formal consulting services agreement with Jeffrey Langberg & Associates (“Langberg”). Langberg is a significant shareholder of the Company and became a member of the Board of directors in 2005. Under this agreement, the Company agreed to pay Langberg 1) consulting fees at the rate of $10,000 per month until such time as the first Project Transaction closes, at the rate of $12,000 per month from such date to the closing of the second Project Transaction, and at the rate of $15,000 per month thereafter, 2) an incentive bonus of $50,000 upon closing of the first Project Transaction and $100,000 upon closing of each subsequent Project Transaction thereafter, and 3) a finder’s fee for the gross proceeds from the sale of securities to investors introduced to the Company and 4) $100,000 in full satisfaction for all consulting and/or other services previously rendered and not paid by the Company. During 2004, the Company made total payments to Langberg of $334,525 including finder’s fees of $145,025 which were recorded as a reduction to Additional paid-in-capital.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2005, the Company re-negotiated its consulting services agreement with Langberg, pursuant to which Mr. Langberg agreed to provide general business advisory services to the Company. Under this agreement, the Company agreed to pay Mr. Langberg a consulting fee of $15,000 per month and a $225,000 sign-on bonus. Mr. Langberg is also eligible to receive performances bonuses at the discretion of the Board of directors. Mr. Langberg agreed to waive any compensation otherwise payable to him as a director of the Company. During 2005, the Company made total payments to Langberg of $649,147.

The Company also recorded consulting fees to other significant shareholders for the years ended December 31, 2005 and 2004 of $77,796 and $144,000, respectively. In December 2005, the Company entered into an arrangement with one of it advisory board members to act as the Company’s chief technology strategist and the Company pays a monthly consulting fee of $8,000. As of December 31, 2005, $8,000 had been paid under this arrangement. During 2004, the Company also issued 44,140 warrants to purchase common stock to a significant shareholder as compensation for consulting services.

Accounts payable to all related parties as of December 31, 2005 and 2004 were $56,080 and $388,736, respectively.

In October 2004, the Company began sharing office space in New York City with other affiliated companies under a sublease with Xethanol Management Services, LLC (“XMS”) which is a single member LLC controlled by Mr. Langberg. Under this arrangement, Xethanol is currently paying approximately $10,400 per month, plus reimbursement of other costs, in sublease payments on a month to month basis. As of December 31, 2005 total payments made were $99,806. No payments were required in 2004. During 2004, the Company paid a security deposit of $16,336 and made a one-time payment to XMS of approximately $44,000 for furniture, telephone and computer equipment and related software. Xethanol management believes the allocation of rent and other office expenditures among affiliates is reasonable and appropriate.

NOTE 15. LEGAL PROCEEDINGS

In the normal course of business, various claims, charges and litigation are asserted or commenced from time to time against the Company. The Company believes that final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved or covered by insurance.

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

Effective October 19, 2005, the Company entered into a marketing and licensing agreement with DDS Technologies USA, Inc (“DDS”), under which among other things, the Company agreed to settle two related legal actions concerning its investment in the DDS-Xethanol, LLC joint venture. Under the terms of the agreement, we entered into a mutual release with DDS, by which each party discharged the other from all claims and liabilities. As part of the agreement, DDS issued 200,000 shares of its stock to Xethanol. DDS also granted a license to the Company to deploy DDS’s patented dry disaggregation technology in our ethanol facilities. DDS also granted to the Company an exclusive license, with certain exceptions, to market the DDS dry disaggregation technology to the ethanol industry in the United States. The Company will pay a royalty to DDS for use of the technology equal to 1.25% of ethanol revenues generated from the use of such technology. The DDS stock received as part of the settlement has been recorded in Investments with an estimated value of $82,000. This stock has been classified as available for sale securities.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUBSEQUENT EVENTS

Permeate Refining Refinancing

Pursuant to a memorandum of agreement entered into on October 18, 2005 by the Company with the current holder of a $1,125,000 promissory note issued by Xethanol One, LLC, a wholly-owned subsidiary of the Company, the Company executed a Mutual General Release dated January 23, 2006. Under the terms of the Mutual General Release, the $1,125,000 promissory note was exchanged for a new note issued by the Company in the amount of $243,395 (the “Note”) and 135,000 shares of the Company’s common stock.

The Note is payable on August 1, 2006. Interest is due monthly on the outstanding principal of the Note at a rate equal to .5% above prime rate. The Company makes a monthly payment equal $3,128 allocated between interest and principal based on the current interest rate. As of March 1, 2006, the outstanding balance on the Note is $240,050.

The Company recorded the issuance of the 135,000 shares at a value $432,000 based on the closing price of the Company’s stock on January 23, 2006.

As a result of the above transactions, the Company recorded an increase in Shareholders’ equity of $449,605 as the holders of the Note are significant shareholders in the Company.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.3	Specimen Common Stock Certificate.
14.1	Code of Ethics.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.