Form 10QSB
period 2006-03-31
XETHANOL CORP
filed 2006-05-15
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2006	Commission File Number: 000-50154

XETHANOL CORPORATION
(Exact name of small business issuer specified in its charter)

DELAWARE	84-1169517
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, New York, NY 10036
(Address of principal executive offices)

(646) 723-4000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2006, the Company had 26,321,094 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - Financial Information
Item 1. Financial Statements

Xethanol Corporation
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,318,329	$802,664
Receivables	444,514	565,041
Inventory:
Finished goods	50,399	55,343
Raw materials	81,640	68,169
Work in process	70,805	72,620
Other assets	166,384	172,168
Total current assets	5,132,071	1,736,005

Property and equipment, net	6,567,073	6,682,433
Investments	182,000	182,000
Other assets	562,129	504,955
TOTAL ASSETS	$12,443,273	$9,105,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$588,584	$694,473
Accounts payable - related parties	56,080	56,080
Accrued expenses	1,194,013	370,776
Mortgage payable	240,049	1,125,000
Total current liabilities	2,078,726	2,246,329

Senior secured notes payable	6,600,000	6,600,000
Capitalized lease obligation	28,645	30,388
Total long-term liabilities	6,628,645	6,630,388

Commitment

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares
authorized; 16,203,802 and 15,011,219 shares issued and
outstanding in 2006 and 2005, respectively	16,203	15,011
Additional paid-in-capital	21,325,666	15,586,032
Accumulated deficit	(17,605,967)	(15,372,367)
Total stockholders' equity	3,735,902	228,676
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,443,273	$9,105,393

See notes to consolidated financial statements

Xethanol Corporation
Consolidated Statements of Operations

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)

Sales	$2,538,723	$98,918

Cost of sales, including depreciation of $112,800
in 2006 and $39,390 in 2005	2,578,412	146,543
Gross loss	(39,689)	(47,625)

Operating expenses, including depreciation and
and amortization of $40,692 in 2006 and $24,336 in 2005	2,040,196	2,491,388
Loss from operations before other income (expense)	(2,079,885)	(2,539,013)

Other income (expense):
Interest income	9,292	4,299
Organization expense	—	(300,000)
Interest expense	(170,348)	(149,997)
Other income	7,341	47,673
Total other income (expense)	(153,715)	(398,025)

Net loss	$(2,233,600)	$(2,937,038)

Basic and diluted net loss per share	$(0.15)	$(0.23)

Weighted average number of
shares outstanding	15,319,612	12,694,666

See notes to consolidated financial statements

Xethanol Corporation
Consolidated Statements of Cash Flows

	March 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,233,600)	$(2,937,038)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	153,492	63,726
Issuance of common stock, stock options
and warrants for services rendered	624,744	1,383,983
Changes in operating assets and liabilities:
Restricted cash	—	52,376
Receivables	120,527	30,193
Inventory	(6,712)	38,313
Other assets	(51,391)	(375,975)
Accounts payable	(105,889)	(51,285)
Accrued expenses	823,237	(20,625)
Net cash used in operating activities	(675,592)	(1,816,332)

Cash flows from investing activities
Purchase of property and equipment	(38,131)	(696,710)
Cash used in investing activities	(38,131)	(696,710)

Cash flows from financing activities
Payment of mortgage payable	(3,346)	(3,000,000)
Issuance of notes payable	—	5,000,000
Cash received for common stock	4,234,477	3,572,817
Payment of capitalized lease obligation	(1,743)	—
Net cash provided by financing activities	4,229,388	5,572,817

Net increase in cash and cash equivalents	3,515,665	3,059,772
Cash and cash equivalents - beginning of period	802,664	113,472
Cash and cash equivalents - end of period	$4,318,329	$3,173,244

Supplemental Disclosures
Interest paid	$5,348	$24,997
Income taxes paid	$13,059	$—

Non-cash activity
License agreements acquired in exchange for
common stock	$—	$812,500
Issuance of common stock in partial exchange for
mortgage payable	$432,000	$—
Issuance of new mortgage payable in partial exchange
for old mortgage payable	$243,395	$—
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	$449,605	$—

See notes to consolidated financial statements

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2006

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a biotechnology-driven company in the emerging biomass-to-ethanol industry. The Company produces ethanol and its co-products. Ethanol is a clean burning, renewable fuel and is used as a primary gasoline additive under the Energy Policy Act of 2005. The Company plans to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into ethanol or other valuable co-products. The Company’s business model is to deploy proprietary biotechnologies that will extract and ferment sugars trapped in biomass waste concentrations in a cost effective manner by locating ethanol plants closer to biomass sources and in proximity to urbanized high-demand ethanol markets.

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission on March 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2005 is derived from audited financial statements. Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

NOTE 2. RESTRUCTURING OF PERMEATE REFINING MORTGAGE NOTE

As part of the acquisition of Permeate Refining, Inc. (“Permeate”) in July 2003, the Company, through its wholly-owned subsidiary, Xethanol One, LLC, acquired the real estate and certain production facilities associated with Permeate’s operations from Permeate’s former owners, Robert and Carol Lehman (the “Lehmans”) for a total price of $1,250,000, payable as follows: (i) a down payment of $125,000, which was made on July 9, 2003, and (ii) a promissory note for the balance of $1,125,000, which bore interest at the simple interest rate of 9% per year with monthly payments due on the first day of each month commencing August 1, 2003 until June 1, 2006, at which time the entire balance owing on the promissory note was to be paid in full.

Pursuant to a memorandum of agreement entered into on October 18, 2005 by the Company with the Lehman’s and Master’s Trust which held the mortgage on the real estate, the Company executed a Mutual General Release on January 23, 2006. Under the terms of the Mutual General Release, the $1,125,000 promissory note was exchanged for a new note issued by the Company in the amount of $243,395 to the Lehman’s (the “Note”) and 135,000 shares of common stock were issued to Master’s Trust in exchange for the full release and satisfaction of the mortgage on Permeate’s real estate.

The Note is payable on August 1, 2006. Interest is due monthly on the outstanding principal of the Note at a rate equal to .5% above the prime rate. The Company makes a monthly payment equal to $3,128 allocated between interest and principal based on the current interest rate. As of March 31, 2006, the outstanding balance on the Note is $240,049.

The Company recorded the issuance of the 135,000 shares at a value $432,000 based on the closing price of the Company’s stock on January 23, 2006.

As a result of the above transactions, the Company recorded the difference between the values of the Note and shares issued and the $1,125,000 promissory note as an increase in Stockholders’ equity of $449,605 as the holders of the Note are significant stockholders in the Company.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2006

NOTE 3. FUSION CAPITAL TRANSACTION

During the current quarter, the Company sold 927,583 shares of common stock to Fusion Capital Fund II, LLC (“Fusion”) for total gross proceeds of $3,922,010. Through April 30, 2006, the Company sold an additional 967,116 shares of common stock to Fusion for total gross proceeds $5,924,006.

In January, the Company issued 75,000 warrants to a group of consultants as fees for introducing, arranging and negotiating the financing with Fusion. The Company also agreed to pay 2.38% of the gross funds received from Fusion to these consultants as additional fees. The amounts related to the warrants and fees paid to these consultants has been recorded as a reduction to additional paid-in-capital.

NOTE 4. INCENTIVE COMPENSATION PLAN

The terms of the Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the Plan, the total number of shares of common stock that may be subject to the granting of awards is 2,000,000 shares, plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The persons eligible to receive awards under the Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries.

On February 28, 2006, options to purchase 550,000 shares of common stock were awarded to executive officers and key employees. These options vest one year from the date of grant and are exercisable over a five-year period with an exercise price of $5.56 per share. The fair value of these options is $1,998,975 and was determined at the grant date using the Black-Scholes option pricing model and is recorded as expense over the vesting period. Significant assumptions used in the model were 4.61% as the risk-free rate based on U.S. Treasury yield curve for a 5 year maturity and 55% for volatility.

As of March 31, 2006, 317, 070 shares of common stock and stock options to purchase 1,030,000 of common stock have been granted under the Plan. All of the options are currently outstanding. During the first quarter, the Company recorded $234,655 of expense related to the Plan.

NOTE 5. WARRANTS

During the current quarter, the Company granted 170,000 warrants to various consultants and advisors as compensation for services rendered.

The fair values of the warrants granted during the quarter were estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the respective vesting periods. Significant assumptions used in the Black-Scholes model are the current rate of the U.S. Treasury security that corresponds with the maturity of each warrant, i.e., the risk-free rate and 55% for volatility. The risk-free rates used in the model ranged from 3.50% to 4.39%. During the quarter, operating expense related to warrants was $325,088.

During the quarter, warrants to purchase 110,000 shares were exercised for total cash proceeds of $410,000.

At March 31, 2006, the Company had warrants to purchase 1,516,026 shares of common stock outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

In February 2005, the Company entered into a Consulting Services Agreement with Jeffrey S. Langberg, a stockholder and member of the Company’s Board of Directors, pursuant to which Mr. Langberg agreed to provide general business advisory services. Under this agreement, the Company pays Mr. Langberg a monthly consulting fee of $15,000 and Mr. Langberg is eligible to receive awards under the Company’s 2005 Incentive Compensation Plan. Mr. Langberg does not receive any compensation otherwise payable to him as a director. During the current quarter, Mr. Langberg received consulting fees of $45,000 and was awarded a performance bonus of $400,000 payable during 2006.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2006

NOTE 7. SUBSEQUENT EVENTS

Private Offerings of Common Stock

On April 13, 2006, the Company completed the closing of two separate private offerings of the Company’s common stock.

Under the first offering, the Company sold a total of 6,697,827 shares of its common stock at a purchase price of $4.50 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $30,139,951. The securities purchase agreement accompanying the offering provided purchasers with 1,339,605 warrants to purchase common stock at a purchase price of $4.50 per share and 669,846 warrants to purchase common stock at $6.85 per share. The warrants have an expiration date of April 4, 2009.

Under the second offering, the Company sold a total of 888,889 shares of its common stock at a purchase price of $4.50 per share to a purchaser that qualified as an accredited investor, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $4,000,000. The securities purchase agreement accompanying the offering provided the purchaser with 177,778 warrants to purchase common stock at a purchase price of $4.50 per share and 88,889 warrants to purchase common stock at $6.85 per share. The warrants have an expiration date of April 4, 2009.

In connection with these offerings, the Company incurred cash transaction expenses of $2,468,397. The Company also issued, as additional compensation to the placement agent, 606,938 warrants to purchase shares of the Company’s common stock.

Investment in H2Diesel, Inc.

Effective April 14, 2006, the Company entered into an Investment Agreement (the “Agreement”) with two institutional investors (the “Investors”) and H2Diesel, Inc. (“H2Diesel”). H2Diesel owns the exclusive license for a proprietary biodiesel conversion technology (the “Technology”) for North America, Central America and the Caribbean.

Under the terms of the Agreement , the Investors purchased 3,250,000 shares of H2Diesel common stock, H2Diesel issued to Xethanol a total of 2,600,000 shares of H2Diesel common stock, H2Diesel granted the Investors the right to purchase an additional 2,000,000 shares of its Common Stock for an aggregate purchase price of $5,000,000, H2Diesel granted Xethanol the right to purchase an additional 2,000,000 shares of its Common Stock at an aggregate purchase price of $3,600,000, and Xethanol granted the Investors the right to require it to purchase the shares of H2Diesel Common Stock owned by them in exchange for 500,000 shares of Xethanol’s Common Stock (the “Put Rights”).

In connection with the Agreement, Xethanol and H2Diesel entered into a Management Agreement and Sublicense Agreement. Under the Management Agreement, Xethanol will manage the business of H2Diesel. Xethanol received 1,300,000 of the 2,600,000 issued to it by H2Diesel as a non-refundable fee for its services under the Management Agreement. Under the Sublicense Agreement, Xethanol was granted a non-exclusive sublicense to the Technology. Xethanol is obligated to pay certain royalties to H2Diesel based on sales of products utilizing the licensed technology, including a minimum royalty for the first 15 months of the term of the license of $2,000,000. The Sublicense Agreement has an initial term of 3 years and can be terminated by Xethanol at any time upon 30 days notice. H2Diesel may terminate at anytime upon 30 days notice, but only for cause. It automatically renews for successive one year periods provided there is no default.

XETHANOL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2006

On April 14, 2006, the Investors elected to exercise their Put Rights. Pursuant to the Put Rights, Xethanol purchased the Investors’ 3,250,000 shares of H2Diesel Common Stock for 500,000 shares of Xethanol Common Stock. The Company recorded the issuance of the 500,000 shares at a value $5,425,000 based on the closing price of the Company’s stock on April 13, 2006.

As of April 30, 2006, the Company owns 5,850,000 shares of H2Diesel Common Stock which represents a 45% ownership interest in H2Diesel.

Conversion of Senior Secured Royalty Income Notes

On April 21, 2006, the holders of the Company’s $5,000,000 Senior Secured Royalty Income Notes (the “January 05 Notes”) and $1,600,000 Senior Secured Royalty Income Notes (the “August 05 Notes”) (together, the “Notes”) exercised their rights to convert the Notes into shares of common stock of the Company. The principal amounts of the Notes were convertible at a price equal to $4.00 per share.

In connection with the conversions, the Company issued 1,250,000 shares of common and a three-year warrant to purchase 250,000 shares of common stock at a purchase price of $12.50 to the holders of the January 05 Notes and 400,000 shares and a three-year warrant to purchase 80,000 shares of common stock at a purchase price of $12.50 to the holders of the August 05 Notes.

PART I - Financial Information

Item 2. Management Discussion and Analysis

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties including changing market conditions, competitive and regulatory matters, etc. detailed in the disclosures contained in this Form 10-QSB and other regulatory filings with the U.S. Securities and Exchange Commission made by the Company from time to time. The discussion of the Company’s liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Company’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Overview

Xethanol Corporation (the “Company”) is a biotechnology-driven company in the emerging biomass-to-ethanol industry. The Company produces ethanol and its co-products. Ethanol is a clean burning, renewable fuel and is used as a primary gasoline additive under the Energy Policy Act of 2005. The Company plans to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into ethanol or other valuable co-products. The Company’s business model is to deploy proprietary biotechnologies that will extract and ferment sugars trapped in biomass waste concentrations in a cost effective manner by locating ethanol plants closer to biomass sources and in proximity to urbanized high-demand ethanol markets.

The Company began its ethanol production operations in September 2003 with the acquisition of an Iowa-based ethanol producer, Permeate Refining, Inc. (“Permeate”). In October 2004, the Company purchased a second plant in Blairstown, Iowa, which operates as Xethanol BioFuels, LLC (“BioFuels”), a wholly-owned subsidiary of the Company.

On February 2, 2005, the Company completed a reverse merger transaction with Zen Pottery Equipment,Inc. (“Zen”), a Colorado corporation formed in April 1991. Prior to the merger, Zen was a company that manufactured pottery kilns. After the merger, the business of Zen was discontinued and succeeded to the business of the Company as its sole line of business. Upon the closing of the merger, the directors and management of the Company became the directors and management of Zen which then reincorporated in Delaware and changed its name to Xethanol Corporation.

Plan of Operation

Our expected revenue model is based on the following: 1) the sale of ethanol, 2) the sale of xylitol, a co-product derived from the biomass-to-ethanol production process, and 3) the sale of biodiesel fuel.

Our ethanol growth strategy encompasses a 3-pronged approach which is geared at ultimately increasing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

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
Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass waste streams and an area where we believe we have significant technological advantages.

PART I - Financial Information

Item 2. Management Discussion and Analysis

At the present time, we own two ethanol plants in Iowa - Xethanol BioFuels in Blairstown and Permeate Refining in Hopkinton. We also own several proprietary bio-extraction, bio-separation and bio-fermentation technologies that are targeted at reducing costs throughout the entire ethanol production process as well as enabling the conversion of biomass to ethanol and xylitol.

Xethanol BioFuels was acquired in November 2004 as an idled plant. During the first six months of 2005, this facility underwent substantial refurbishment and became operational in July 2005. This is a corn-based operation with an initial production capacity of 5.5 millions gallons of ethanol per year. After initial discussions with The Harris Group, our “owner’s engineering” firm, we are now evaluating contractor proposals to increase the plant production capacity to 25 million gallons and at the same time optimize efficiency. The BioFuels facility is located on a 25 acre site with ample space for expansion.

Permeate was initially designed to process waste starches and sugars and has a production capacity of 1.6 million gallons of ethanol per year. In April 2005, we temporarily ceased operations at the Permeate Refining plant in order to refurbish the facility and evaluate strategic alternatives. We are currently evaluating a project to convert Permeate into one of the first US commercial cellulosic biomass to ethanol facilities.

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

The formation of CoastalXethanol and NewEnglandXethanol are our first regional strategic alliances from which we intend to develop and execute business opportunities in both the Southeast and New England regions.

In April 2006, the Company made a significant move to expand its product capability to include biodiesel fuel. Through its direct investment in H2Diesel, Inc, the holder of a proprietary technology to produce diesel fuel, as well as through the Company sublicense rights to utilize such technology, the Company believes it can add significant revenue streams.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net Loss. The Company had a net loss of $2,233,600 for the quarter ended March 31, 2006 versus a net loss of $2,937,038 for the quarter ended March 31, 2005. The difference is due primarily to higher operating expenses during 2005.

Sales. Net sales for the quarter ended March 31, 2006 were $2,538,723 as compared to $98,918 for the quarter ended March 31, 2005. The sales during 2006 relate entirely to the BioFuels facility. The sales during 2005 relate entirely to the Permeate operations. During the first quarter of 2006, BioFuels sold 1,438,485 million gallons of ethanol at prices ranging between $1.52 and $1.71 per gallon. BioFuels also generated revenue of approximately $221,000 from the sales of by-products. During the first quarter ended March 31, 2005, the Company sold approximately 79,000 gallons of ethanol through its Permeate facility at an average price per gallon of $1.25.

Cost of Sales. Cost of sales for the quarter ended March 31, 2006 were $2,578,412 as compared to $146,543 for the quarter ended March 31, 2005. The cost of sales is comprised of several cost components which are primarily grains, process additives, denaturant, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation and general and administrative. During 2006, high energy costs, as well as other fixed overhead costs, coupled with current production levels with which to absorb these costs, have contributed to the gross loss at the BioFuels facility during the quarter.

PART I - Financial Information

Item 2. Management Discussion and Analysis

Operating Expenses. Operating expenses were $2,040,196 for the quarter ended March 31, 2006 as compared to $2,491,388 for the quarter ended March 31, 2005. The primary components of operating expenses are the expenses of the Xethanol corporate office. Included in operating expenses for the quarter ended in 2005 were pre-opening expenses related to BioFuels of approximately $300,000.

Operating expenses during 2006 are principally comprised of expenses of the 1) Xethanol corporate office of approximately $1,839,000, 2) general, administrative and marketing expenses from BioFuels of approximately $104,000 and 3) expenses related to Permeate of approximately $50,000. Included in corporate office expense is approximately $1,564,000 of compensation expense for management (salaries and bonus) and directors (stock option amortization) and consulting fees for members of the Company’s advisory boards and outside advisors and consultants. Approximately $625,000 or 34% of first quarter Xethanol corporate office expense was the result of non-cash payments in the form of warrants and options. Other items included in Xethanol corporate office expense are legal and accounting fees of $116,000, insurance of $25,000, travel expenses of $50,000 and office related expenses, such as rent, telephone and equipment and supplies of $53,700.

Interest Expense. Interest expense increased by $20,351. The increase is the net result of 1) an increase in principal of the senior secured notes outstanding from $5,000,000 to $6,600,000 and 2) a decrease in the outstanding balance due on the Permeate mortgage note from $1,125,000 to $243,395.

Organizational Expenses. In connection with the reverse merger in 2005, the Company paid $300,000 to the former owners of Zen to repurchase 8,200,000 of their Zen shares which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense.

Liquidity and Capital Resources

As of March 31, 2006, the Company had a cash balance of $4,318,329.

During the quarter ended March 31, 2006, the Company used net cash of $675,592 for operating activities. Additional cash of $38,131 was used to purchase property and equipment (investing activity). Cash used for operating and investing activities was more than offset by net cash proceeds of $4,234,477 raised from the issuance of stock (financing activity).

On October 18, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion. We may also, in our discretion, elect to sell more of our common stock to Fusion Capital than the minimum daily amount. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $2.00. Fusion may not purchase shares under the Purchase Agreement if Fusion would beneficially own more than 9.9% of the Company’s common stock outstanding at the time of the purchase by Fusion. We filed a registration statement with the SEC to register under the Securities Act the resale of the shares of our common stock which we may issue to Fusion Capital under the common stock purchase agreement, which registration statement was declared effective by the SEC on December 28, 2005. We began selling shares of common stock to Fusion Capital under the common stock purchase agreement on January 3, 2006. As of April 30, 2006, the Company had sold 1,894,699 shares for total gross proceeds $9,846,016.

On April 13, 2006, the Company completed the closing of two separate private offerings of the Company’s common stock and warrants to purchase the Company’s common stock. As a result of these offerings, The Company raised net proceeds of $31,671,554.

After the Fusion purchases, the April 13 offerings and several exercises of warrants, the Company had a cash balance of $41,259,000 on April 30, 2006. Additionally, as a result of the conversion to common stock of the principal due on the Company’s senior secured notes and the restructuring of the mortgage note on the Company’s Permeate facility, total outstanding debt of $7,755,338 at December 31, 2005 has been reduced to $268,694 as of April 30, 2006.

The Company is anticipating significant capital expenditures and investments over the next 18 months related to its growth program including the expansion of the Blairstown facility to a 25 million gallon capacity. Accordingly, the Company plans to raise additional capital through the future issuance of stock, debt or other forms of traditional asset-backed securities to support the development and expansion of our business.

PART I - Financial Information

Item 3. Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ending March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceeding

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this Quarterly Report on Form 10-QSB, other than unregistered sales of equity securities previously reported on Forms 8-KSB or our Annual Report on form 10-KSB for the year ended December 31, 2005, we made the following unregistered sales of equity securities:

On March 1, 2006, Steven Bayern exercised a warrant issued to him by Xethanol to purchase 90,000 shares of Xethanol Common Stock. The securities were sold for cash in the amount $360,000. No commissions were paid or payable with respect to this sale.

On March 8, 2006, Michael Saunders exercised a warrant issued to him by Xethanol to purchase 20,000 shares of Xethanol Common Stock. The securities were sold for cash in the amount $50,000. No commissions were paid or payable with respect to this sale.

On January 23, 2006, Xethanol issued 135,000 shares of Common Stock to Master’s Trust in exchange for the full release and satisfaction of the a mortgage on Permeate Refining Inc.’s real estate. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On March 5, 2006, Xethanol issued 20,000 shares of Common Stock to Capital Group Communications, Inc. in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On March 31, 2006, Xethanol issued a three-year warrant to purchase 20,000 shares of Common Stock at a purchase price of $5.50 per share to Foster Agblevor in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On March 31, 2006, Xethanol issued a three-year warrant to purchase 50,000 share of Common Stock at a purchase price of $4.50 per share to Joseph Grano, Jr. in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On March 31, 2006, Xethanol issued a three-year warrant to purchase 25,000 shares of Common Stock at a purchase price of $4.50 per share to Mark Austen in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On March 31, 2006, Xethanol issued a five-year warrant to purchase 25,000 shares of Common Stock at a purchase price of $5.25 per share to A Christopher Venture in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On March 31, 2006, Xethanol issued a five-year warrant to purchase 25,000 shares of Common Stock at a purchase price of $5.25 per share to Dermaplus, Inc. in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On March 31, 2006, Xethanol issued a five-year warrant to purchase 25,000 shares of Common Stock at a purchase price of $5.25 per share to Victor Labi in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

Exemption from registration of all of the foregoing securities is claimed under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 promulgated thereunder. Exemption is claimed based, among other things, upon representations made by each of the recipients of such securities that include, among other things, a representation from each such person that such person is an Accredited Investor within the meaning of Regulation D promulgated under the Act.

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

Date: May 15, 2006

XETHANOL CORPORATION

By:	/s/ Christoper d’Arnaud-Taylor
Christoper d’Arnaud-Taylor, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lawrence Bellone
Lawrence Bellone
(Principal Financial Officer)