Form 10QSB
period 2006-06-30
XETHANOL CORP
filed 2006-08-14
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2006	Commission File Number: 000-50154

XETHANOL CORPORATION

(Exact name of small business issuer specified in its charter)

DELAWARE	84-1169517
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of August 14, 2006, the Company had 27,285,648 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - Financial Information
Item 1. Financial Statements

Xethanol Corporation
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,893,241	$802,664
Short-term investments	13,982,189
Receivables	640,745	565,041
Inventory:
Finished goods	34,987	55,343
Raw materials	88,613	68,169
Work in process	64,095	72,620
Other current assets	208,642	172,168
Total current assets	40,912,512	1,736,005

Property and equipment, net	6,714,441	6,682,433
Investment in and advances to H2Diesel	5,937,010	-
Other investments	182,000	182,000
Research and license agreements	1,031,650	-
Other assets	1,133,282	504,955
TOTAL ASSETS	$55,910,895	$9,105,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$341,436	$694,473
Accounts payable - related parties	41,080	56,080
Accrued expenses	373,904	370,776
Deferred revenue	626,353	-
Mortgage payable	235,135	1,125,000
Total current liabilities	1,617,908	2,246,329

Senior secured notes payable	-	6,600,000
Capitalized lease obligation	26,868	30,388
Total liabilities	1,644,776	8,876,717

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized; 27,285,648 and 15,011,219 shares issued and
outstanding in 2006 and 2005, respectively	27,285	15,011
Additional paid-in-capital	77,710,537	15,586,032
Accumulated deficit	(23,471,703)	(15,372,367)
Total stockholders' equity	54,266,119	228,676
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,910,895	$9,105,393

See notes to consolidated financial statements

Xethanol Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Sales	$3,212,990	$-	$5,751,713	$98,918
Cost of sales, including depreciation of $225,600 and $39,390 for six months ended June 30, 2006 and 2005 and $112,800
and $0 for three months ended June 30, 2006 and 2005	2,539,801	-	5,118,213	146,543
Gross profit (loss)	673,189	-	633,500	(47,625)

Operating expenses:
Operating expenses, incl. depreciation and
amortization of $110,347 and $102,661 for six
months ended June 30, 2006 and 2005 and
$69,655 and $78,325 for three months ended
June 30, 2006 and 2005	4,458,268	1,347,824	6,447,648	3,814,876
Research and development	378,005	78,325	428,821	102,661
Total operating expenses	4,836,273	1,426,149	6,876,469	3,917,537

Loss from operations before other income (expense)	(4,163,084)	(1,426,149)	(6,242,969)	(3,965,162)

Other (expense): income
Interest income	376,120	23,942	385,412	28,241
Organization expense	-	-	-	(300,000)
Loss on royalty note conversion	(1,966,712)	-	(1,966,712)	-
Interest expense	(43,697)	(140,209)	(214,045)	(290,206)
Loss on equity of H2Diesel	(256,447)	-	(256,447)	-
Other income	188,083	3,495	195,424	51,168
Total other (expense) income	(1,702,653)	(112,772)	(1,856,368)	(510,797)

Net loss	$(5,865,737)	$(1,538,921)	$(8,099,337)	$(4,475,959)

Basic and diluted net loss per share	$(0.24)	$(0.11)	$(0.46)	$(0.33)

Weighted average number of
shares outstanding	24,179,737	14,024,013	17,689,386	13,587,450

See notes to consolidated financial statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	June 30, 2006	June 30, 2005

Cash flows from operating activities
Net loss	$(8,099,337)	$(4,475,959)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	335,947	142,051
Amortization of management fee income	(92,104)	-
Issuance of common stock, stock options
and warrants for services rendered	3,734,790	1,480,882
Issuance of warrants for debt conversion	1,966,712
Issuance of warrants in settlement of interest liability
on secured notes	203,500	-
Loss on equity of H2Diesel	256,447	-
Changes in operating assets and liabilities:
Restricted cash	-	52,376
Receivables	(75,704)	22,695
Inventory	8,438	(177,008)
Other current assets	(36,474)	(640,613)
Other assets	(628,327)	-
Accounts payable	(368,037)	10,245
Accrued expenses	3,129	(164,180)
Net cash used in operating activities	(2,791,020)	(3,749,511)

Cash flows from investing activities
Investment in short-term securities	(13,982,189)	-
Purchase of property and equipment	(367,955)	(964,738)
Advances to H2Diesel, Inc.	(50,000)	-
Cash received from acquisition	100,000	-
Cash used in investing activities	(14,300,144)	(964,738)

Cash flows from financing activities
Payment of mortgage payable	(8,260)	(3,000,000)
Issuance of notes payable	-	5,000,000
Cash received for common stock	42,193,521	3,621,567
Payment of capitalized lease obligation	(3,520)	-
Net cash provided by financing activities	42,181,741	5,621,567

Net increase in cash and cash equivalents	25,090,577	907,318
Cash and cash equivalents - beginning of period	802,664	113,472
Cash and cash equivalents - end of period	$25,893,241	$1,020,790

Supplemental Disclosures
Interest paid	$10,545	$290,206
Income taxes paid	$15,417	$-

Non-cash activity
Research and license agreements acquired in exchange for
common stock	$1,031,650	$812,500
Issuance of common stock in partial exchange for
mortgage payable	$432,000	$-
Issuance of new mortgage payable in partial exchange
for mortgage payable	$243,395	$-
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	$449,605	$-
Property and equipment obtained by capiatilzed
lease obligation	$-	$40,281
Investment in H2Diesel acquired in exchange for common stock	$5,425,000	$-
Investment in H2Diesel acquired in exchange for management services	$793,815
Conversion of notes payable to common stock	$6,600,000	$-

See notes to consolidated financial statements

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a biotechnology-driven company in the emerging biomass-to-ethanol industry. The Company produces ethanol and its co-products. Ethanol is a clean burning, renewable fuel and is used as a primary gasoline additive under the Energy Policy Act of 2005. The Company plans to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into ethanol or other valuable co-products. The Company’s business model is to deploy and license proprietary biotechnologies that will extract and ferment sugars trapped in biomass waste concentrations in a cost effective manner by locating ethanol plants closer to biomass sources and in proximity to urbanized high-demand ethanol markets.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2005 is derived from audited financial statements. Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares issued for services or in connection with acquisitions and the valuation of fixed assets and intangibles and their estimated useful lives. The Company evaluates its estimates on an ongoing basis Actual results could differ from those estimates under different assumptions or conditions.

Cash Equivalents

Cash equivalents are all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Investments in marketable securities are accounted for as "available for sale" securities. "Available for sale" securities are stated at fair value with changes in market value recorded in shareholders' equity.

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants and conversion of the senior secured notes are excluded from the calculation of net loss per share as their effect would be antidilutive.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

Concentration of Credit Risk

Cash and cash equivalents are deposited with a major financial institutions and are not insured by the Federal Deposit Insurance Corporation.

Costs Associated with Issuance of Stock

Investment banking fees and related costs associated with the sale of stock are charged to stockholders’ equity.

Stock Issued for Non-Cash Consideration

Shares of common stock issued for services, and in connection with acquisitions, have been valued at the estimated fair value of the shares at the time they were issued.

Investments

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and to address certain implementation issues that had arisen. A variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights nor has equity investors that provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. The range of useful lives for each category of fixed assets is as follows: buildings- 20 years, process equipment-10 years, lab equipment-7 years, computers and office equipment-5 years and land Improvements-20 years.

License Agreements

License agreements owned by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired. License agreements are amortized using the straight-line method over the shorter of the estimated useful life or legal term of the agreement.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 3. RESTRUCTURING OF PERMEATE REFINING MORTGAGE NOTE

In September 2001, the Company issued 1,000,000 shares of common stock to Robert and Carol Lehman, (the “Lehmans”) of Permeate Refining, Inc. (“Permeate”) as a “good faith” payment, pursuant to a non-binding letter of intent, in contemplation of the acquisition of Permeate. In July 2003, the Company completed the trasaction and acquired Permeate. The Company, through its wholly-owned subsidiary, Xethanol One, LLC, also acquired the real estate and certain production facilities associated with Permeate’s operations from the Lehmans for a total price of $1,250,000, payable as follows: (i) a down payment of $125,000, which was made on July 9, 2003, and (ii) a promissory note for the balance of $1,125,000, which bore interest at the simple interest rate of 9% per year with monthly payments due on the first day of each month commencing August 1, 2003 until June 1, 2006, at which time the entire balance owing on the promissory note was to be paid in full.

Pursuant to a memorandum of agreement entered into on October 18, 2005 by the Company with the Lehman’s and Master’s Trust which held the mortgage on the real estate and was set up by the Lehmans, the Company executed a Mutual General Release on January 23, 2006. Under the terms of the Mutual General Release, the $1,125,000 promissory note was exchanged for a new note issued by the Company in the amount of $243,395 to the Lehman’s (the “Note”) and 135,000 shares of common stock of the Company which were issued to Master’s Trust in exchange for the full release and satisfaction of the mortgage on Permeate’s real estate.

The Note was payable on August 1, 2006 and was repaid at that date. Interest was due monthly on the outstanding principal of the Note at a rate equal to .5% above the prime rate. The Company made a monthly payment equal to $3,128 allocated between interest and principal based on the current interest rate. As of June 30, 2006, the outstanding balance on the Note was $235,135.

The Company recorded the issuance of the 135,000 shares at a value $432,000 based on the closing price of the Company’s stock on January 23, 2006, and since the holders of the Note are significant shareholders, the difference between the values of the Note and shares issued and the $1,125,000 promissory note was recorded as an increase in Stockholders’ equity of $449,605.

In April 2005, the Company ceased operations at Permeate in order to refurbish the facility. The facility remains closed while we evaluate how to maximize strategic use of the facility. In accordance with SFAS 144 the Company records impairment losses for long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The carrying value for Permeate is approximately $1,646,000 as of June 30, 2006. Although we cannot estimate cash flows from operations at this time, we have concluded that the disposition value of the asset exceeds its carrying amount after considering the value of the Company's Blairstown facility, replacement costs and market valuations for other ethanol facilities.

NOTE 4. FUSION CAPITAL TRANSACTION

During the six months ended June 30, 2006, the Company sold 1,894,699 shares of common stock to Fusion Capital Fund II, LLC (“Fusion”) for total gross proceeds of $9,846,016. There have been no subsequent sales of common stock to Fusion since June 30, 2006.

In January, the Company issued 75,000 warrants to a group of consultants as compensation for introducing, arranging and negotiating the financing with Fusion. The Company also agreed to pay 2.38% of the gross funds received from Fusion to these consultants as further compensation. The amounts related to the warrants and fees paid to these consultants have been recorded as a reduction to additional paid-in-capital.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 5. PRIVATE OFFERINGS

On April 13, 2006, the Company completed the closing of two separate private offerings of the Company’s common stock.

Under the first offering, the Company sold a total of 6,697,827 shares of its common stock at a purchase price of $4.50 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $30,139,864. The securities purchase agreement accompanying the offering provided purchasers with 1,339,605 warrants to purchase common stock at a purchase price of $4.50 per share and 669,846 warrants to purchase common stock at $6.85 per share. The warrants have an expiration date of April 4, 2009.

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

In connection with these offerings, the Company incurred cash transaction expenses of $2,503,144. The Company also issued, as additional compensation to the placement agent, 606,938 warrants to purchase shares of the Company’s common stock at $4.50 per share.

NOTE 6. INCENTIVE COMPENSATION PLAN

The terms of the Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the Plan, the total number of shares of common stock that may be subject to the granting of awards is 2,000,000 shares, plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The persons eligible to receive awards under the Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan to (i) increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (ii) eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year.

During the three and six months ended June 30, 2006, options to purchase 545,000 and 1,095,000 shares of common stock, respectively, were awarded to executive officers and key employees. These options vest up to one year from the date of grant and are exercisable over a five-year period with exercise prices ranging from $5.56 to $11.04 per share. The fair value of these options is $2,265,885 and $4,264,860, respectively, and was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over the respective vesting periods. The Company recorded compensation expense for outstanding stock options of $2,403,919 and $2,638,575 for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, 317,070 shares of common stock and stock options to purchase 1,575,000 of common stock have been granted under the Plan.

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

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

As of June 30, 2005, options to purchase 300,000 shares of the Company's common stock were awarded under the 2005 Plan. These options are exercisable over a three-year period with exercise prices of $3.75 or $4.00 per share. The fair value of the options is estimated at the grant date using a Black-Scholes option pricing model. Significant assumptions used in the model were 3.71% as the risk-free rate and 40% for volatility. The fair value of the options is recorded as compensation expense or consulting fee expense over the respective vesting periods. During the six months ended June 30, 2005, compensation expense related to these options was $159,626.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.97%	3.71%	4.79%	3.71%
Expected life of options	4.00	3.00	4.50	3.00
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55.0%	40.0%	55.0%	40.0%

NOTE 7. WARRANTS

During the three and six months ended June 30, 2006, the Company issued 2,883,056 and 2,958,056 warrants, respectively, pursuant to equity financing and debt conversion. The Company also granted during the three and six months ended June 30, 2006, 845,122 and 940,122 warrants, respectively, to consultants, strategic partners and advisors as compensation for services rendered.

The fair value of warrants granted as compensation during the six months was estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the relevant vesting periods. The Company recorded compensation expense and a loss on royalty note conversion for outstanding warrants of $2,430,688 and $2,755,776 for the three and six months ended June 30, 2006, respectively.

The weighted average fair value of warrants is estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.93%	3.71%	4.92%	3.71%
Expected life of options	3.49	3.00	3.44	3.00
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55.0%	40.0%	55.0%	40.0%

During the three and six months ended June 30, 2006, warrants to purchase 201,428 and 311,428 shares, respectively, were exercised for total cash proceeds of $535,120 and $945,120, respectively.

At June 30, 2006, the Company had warrants to purchase 5,042,776 shares of common stock outstanding with a weighted average exercise price of $5.21.

NOTE 8. RELATED PARTY TRANSACTIONS

In February 2005, the Company entered into a Consulting Services Agreement with Jeffrey S. Langberg, a stockholder and, until recently, a member of the Company’s Board of Directors, pursuant to which Mr. Langberg agreed to provide general business advisory services. Under this agreement, the Company pays Mr. Langberg a monthly consulting fee of $15,000 and Mr. Langberg is eligible to receive awards under the Company’s 2005 Incentive Compensation Plan. Mr. Langberg does not receive any compensation otherwise payable to him as a director. During the six months ended June 30, 2006, Mr. Langberg received consulting fees of $90,000 and was awarded a performance bonus of $400,000 payable during 2006. On June 12, 2006, Jeffrey S. Langberg resigned as a director but remains an advisor to the Board of Directors of the Company. For the six months ended June 30, 2006, total office rent expense of $62,792 was paid under a sublease with Xethanol Management Services, LLC, which is a single member LLC controlled by Mr. Langberg. Xethanol management believes these payments of rent are reasonable and appropriate.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

On June 12, 2006, the Company issued 250,000 warrants to Mr. Langberg at an exercise price of $8.32 per share that vest upon the date on which NewEnglandXethanol has approved and commenced its initial project. For these purposes, the project shall have been approved and commenced when (a) the project has been approved, (b) financing for construction of the project has been obtained and closed and (c) the chief executive officer of the Company has notified the Board of Directors of the Company or the compensation committee thereof that conditions (a) and (b) have been met, which notification shall not be unreasonably withheld or delayed. The fair value of these warrants is $989,050 and will be charged to operations when vested.

NOTE 9. INVESTMENT IN H2DIESEL, INC.

Effective April 14, 2006, the Company entered into an Investment Agreement with two institutional investors (the “Investors”) and H2Diesel, Inc. (“H2Diesel”). The agreement was amended on May 17, 2006, effective as of April 14, 2006 (the “Amended Agreement”) (collectively the “Agreements”).

On March 20, 2006, in exchange for gross proceeds of $2,000,000 from the Investors, H2Diesel issued to the Investors 3,250,000 shares of H2Diesel’s common stock and stock options to purchase 2,000,000 shares of H2Diesel’s common stock for an aggregate purchase price of $5,000,000 (the “Investor Option”). On April 14, 2006, H2Diesel issued to the Company a total of 2,600,000 shares of H2Diesel’s common stock, granted the Company the right to purchase up to an additional 2,000,000 shares of H2Diesel’s common stock at an aggregate purchase price of $3,600,000 (the “Xethanol Option”), and the Company granted the Investors the right to require the Company to purchase the 3,250,000 shares of H2Diesel’s common stock owned by the Investors in exchange for 500,000 shares of the Company’s common stock (the “Put Right”). Of the 2,600,000 shares of H2Diesel’s common stock issued to the Company, 1,300,000 shares were issued as an inducement to enter into the Put Right. The fair value of these shares was $793,815, based on a share price of approximately $0.61and was credited to additional paid-in capital. Concurrently, on April 14, 2006, the Investors exercised their respective Put Rights, and the Company purchased the Investors’ 3,250,000 shares of H2Diesel’s common stock in exchange for 500,000 shares of the Company’s common stock. The Company considers its investment in H2Diesel as a variable interest in a VIE. Since the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in H2Diesel utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at the fair value of the Company’s shares issued of $5,425,000. The Company owns 5,850,000 shares of H2Diesel’s common stock which represents a 45% ownership interest in H2Diesel. The fair value of the Company’s investment in H2Diesel as of April 14, 2006 has been estimated as follows:

Net assets of H2Diesel	$988,747
Sublicense agreement	1,000,000
Goodwill	3,436,253
Investment in H2Diesel	$5,425,000

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

Summarized financial information of H2Diesel, Inc. as of June 30, 2006 is as follows:

Period from February 28,
2006 (Inception) to
June 30, 2006
Statement of Operations:
Research and development expenses	$30,902
General and administrative expenses	1,929,093
Net loss from operations	$(1,959,995)
Interest expense	235,348
Net loss	$(2,195,343)

June 30, 2006
Balance Sheet:
Cash	$59,567
Prepaid expenses	711,480
Total current assets	771,047
License agreement	8,061,300
Total assets	$8,832,347

Accounts payable and accrued expenses	$236,352
License agreement payable (net), current	2,392,061
Total current liabilities	2,628,413
License agreement payable (net), non-current	3,908,840
Total liabilities	6,537,253

Common stock	1,300
Additional paid-in capital	4,489,137
Accumulated deficit	$(2,195,343)
Total stockholders’ equity	2,295,094
Total liabilities and stockholders’ equity	$8,832,347

In connection with the Agreements, the Company and H2Diesel entered into a Management Agreement and Sublicense Agreement, each of which is dated April 14, 2006. The Sublicense Agreement was amended and restated on June 15, 2006, effective April 14, 2006, in an Amended and Restated Sublicense Agreement (the “Amended Sublicense Agreement”). Under the Management Agreement, the Company will manage the business of H2Diesel for a term of one year. The Company received 1,300,000 of the 2,600,000 shares of H2Diesel common stock issued to the Company pursuant to the Agreements as a non-refundable fee for the Company’s services under the Management Agreement. These shares had a fair value of $793,815, based on a share price of approximately $0.61 and have been recorded as deferred revenue. For the period from April 14, 2006 through June 30, 2006, the Company has recorded management fee income of $92,104, which is net of $75,358, the Company’s 45% equity portion of management fee expense recorded by H2Diesel.

If the Company exercises the Xethanol Option, the Investors may purchase up to 500,000 shares of the 2,000,000 shares of H2Diesel common stock that the Company is entitled to purchase pursuant to the Xethanol Option and the Company may purchase the remaining shares. The Company may purchase any of the shares that the Investors do not exercise their right to purchase.

As a consequence of the Investors’ exercise of the Put Option, the right to exercise the Investor Option was transferred to the Company. The Investors retained the right to purchase up to 500,000 of the shares that are subject to the Investor Option if the Company exercises the transferred Investor Option. If they do not exercise their right to purchase all of the 500,000 shares of H2Diesel common stock that they are entitled to purchase pursuant to their retained Investor Option rights, then the Company may purchase those shares.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

For the period from April 14, 2006 through June 30, 2006, the Company recorded a loss on the investment in H2Diesel of $256,447 based on the equity method of accounting. The Company has capitalized its amended sublicense agreement with H2Diesel (as discussed below) and has estimated its useful life to be ten years from the Trigger Date (see below). The Company will amortize the value of the amended sublicense agreement commencing on the Trigger Date. The Company will record expense pursuant to the Company’s amended sublicense agreement based on the greater of minimum royalties due or royalties per gallon of product purchased from H2Diesel. Minimum royalty expense is recognized on a straight-line basis over each period if guaranteed, as defined, in the license agreement. Royalties exceeding the defined minimum amounts are recorded as expense during the period corresponding to product purchases. Minimum royalties shall not be due until H2Diesel has met certain product specifications and other requirements of the Company. Accordingly, no expense has been recorded for the period ended June 30, 2006. A loss in the value of the investment in H2Diesel which is other than a temporary decline will be recognized in accordance with APB18.

Under the Amended Sublicense Agreement, the Company was granted an exclusive sublicense to produce and sell products (“Products”) incorporating a fuel additive (the “Additive”) manufactured by the Company in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and a non-exclusive license to sell those Products anywhere within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties. It is the Company’s belief that the Additive which improves the performance of biodiesel fuels.

Under the Amended Sublicense Agreement, H2Diesel must sell Additive to the Company which is sufficient to meet the Company’s requirements for the production of Product at the lower of its actual cost or the price at which it sells Additive to unrelated third parties or at such other price as the Company and H2Diesel may agree upon. The Company is obligated to pay certain royalties to H2Diesel based on sales of Products by us or our sublicensees. The royalty (the “Royalty”) that the Company must pay per gallon of Product that the Company or our distributors sell is the lesser of $.10 per gallon or the lowest per gallon royalty that H2Diesel charges to unrelated entities. The minimum total Royalties that the Company must pay during the first royalty period, which begins on the date H2Diesel first notifies us that it can produce and deliver Additive in sufficient quantities to meet our requirements, is able to do so and provides us with the technical and engineering specifications necessary for a plant to produce the Products (the “Trigger Date”) and ends 12 months later, is the total Royalties that would be payable based upon sales of 20,000,000 gallons of Product (the “Minimum Sales Amount”). The Minimum Sales Amount increases by 10,000,000 barrels for each succeeding 12-month period during the initial term of the Amended Sublicense Agreement, which ends 10 years from the Trigger Date. If the Company does not meet the Minimum Sales Amount, or pay the Royalties that would have been payable had the Company met the Minimum Sales Amount, in any twelve-month period, the Company’s rights become non-exclusive. H2Diesel also has the right to terminate the Amended Sublicense Agreement if Royalties based upon the Minimum Sales Amount are not paid for the first three twelve-month periods after the Trigger Date. The Amended Sublicense Agreement automatically renews for successive one year periods provided there is no existing default at the time of renewal. As of August 14, 2006, the Trigger Date had not yet commenced and accordingly, no royalty expense has been recorded by the Company pursuant to the Amended Sublicense Agreement.

Also on June 15, 2006, the Company entered into a Technology Access Agreement with H2Diesel, pursuant to which H2Diesel delivered to the Company the formula for the Additive and all know-how in its possession, under its control or available from its licensor of the Technology that relates to the manufacture of the Additive. H2Diesel is required to continue to provide the Company with information regarding modifications to that formula or know-how. The Company has no right to use the formula or the know-how so long as H2Diesel is not in default of its obligations under the Amended Sublicense Agreement. After an event of default, the Company has the right to use the formula and know-how to produce Additive to meet its needs to exercise the Company’s right to sell Product under the Amended Sublicense Agreement. The Company must pay H2Diesel the royalties the Company would otherwise have paid in connection with sales of Product, but may offset the amount by which the cost the Company incurs in manufacturing the Product itself exceeds the price that the Company would otherwise have paid H2Diesel. The Company has retained the right to seek damages from H2Diesel for any excess cost of the Additive.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 10. CONVERSION OF SENIOR SECURED ROYALTY INCOME NOTES

On April 21, 2006, the holders of the Company’s $5,000,000 Senior Secured Royalty Income Notes (the “January 05 Notes”) and $1,600,000 Senior Secured Royalty Income Notes (the “August 05 Notes”) (together, the “Notes”) exercised their rights to convert the Notes into shares of common stock of the Company. The principal amounts of the Notes were convertible at a price equal to $4.00 per share.

In connection with the conversions, the Company issued 1,250,000 shares of common and a three-year warrant to purchase 250,000 shares of common stock at a purchase price of $12.50 to the holders of the January 05 Notes and 400,000 shares and a three-year warrant to purchase 80,000 shares of common stock at a purchase price of $12.50 to the holders of the August 05 Notes. The holders of the Notes also agreed to waive accrued and unpaid interest from January 1, 2006 through April 12, 2006 totaling $203,500.

A net expense of $1,966,712 related to issuance of the warrants and the waiver of interest is reflected in Other expense in the Consolidated Statements on Operations as Net Cost of Royalty Notes Conversion.

NOTE 11. ORGANIZATION OF COASTALXETHANOL, LLC

In April 2006, the Company entered into a letter of intent with Coastal Energy Development, Inc., a Georgia corporation (“CED”), to jointly develop plants for the production of ethanol in the State of Georgia and in the South Carolina counties in which the cities of Charleston and Georgetown are located. In April 2006, the Company formed a subsidiary, CoastalXethanol, LLC (“CX”) for the purpose of implementing the projects contemplated by that letter of intent. On May 30, 2006, the Company entered into an Organizational Agreement (“Organizational Agreement”) with CED, pursuant to which the Company and CED organized CX. On the same date, the Company and CED entered into an Operating Agreement that relates to the operation and management of CX. The purpose for which CX was organized is to develop and operate facilities for the production of ethanol in the State of Georgia and in certain parts of the State of South Carolina. Xethanol has granted CX the exclusive right to use its technology for the development and operation of such facilities in the geographic areas in which CX intends to construct its facilities.

The Company invested $40,000 for 80% of the membership interests in CX and CED invested $10,000 for 20% of the membership interests in CX. In connection with those Agreements, the Company issued to CED a warrant to purchase 200,000 shares of our Common Stock at a purchase price of $6.85 per share that is first exercisable on May 30, 2007 and is exercisable until May 30, 2010. The fair value of these warrants is $1,011,420 and is being amortized over its vesting period. The Company granted CED certain registration rights with respect to the shares underlying such warrants. In the event of a Change of Control of Xethanol, CED will have the right to exchange its interest in CX for Xethanol shares, at an exchange rate that is based upon the appraised value of CED’s interest in CX and 95% of our market price of Xethanol’s Common Stock for the 15 days preceding the completion of the valuation of Coastal’s interest in CX. The Company also agreed to permit CED to require Xethanol to exchange CED’s interest in CX for shares of the Company’s Common Stock after three years from the date of the Organizational Agreement. CED agreed to permit the Company to require CED to exchange its interest in CX for shares of the Company’s Common Stock after three years from the date of the Organizational Agreement. In each case, the exchange rate will be set by mutual agreement or, if the Company and CED cannot agree, based upon the appraised value of CED’s interest in CX and the market price of Xethanol’s Common Stock for the 30 days preceding the completion of the valuation of CED’s interest in CX.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

In May 2006, CX signed a letter of intent with Pfizer, Inc. to purchase Pfizer's pharmaceutical manufacturing complex located in Augusta, Georgia. CX intends to adapt that plant for use in producing ethanol from cellulosic and other biomass waste streams generated by industrial producers in the surrounding areas. (See Note 17.)

As of June 30, 2006, the Company has advanced $457,427 to CX for working capital purposes. Advances to CX are repayable out of CX’s cash. CX has loaned $249,427 to CED for working capital purposes. CX loans to CED are repayable to CX from any distributions by CX to CED in respect to CED’s membership in CX. CX has provided a reserve against its loans to CED pending CX having distributable cash flow. The Company consolidates the operations of CX.

NOTE 12. ORGANIZATION OF NEWENGLANDXETHANOL, LLC

In April 2006, the Company formed NewEnglandXethanol LLC (“NEX”). In June 2006, the Company entered into an Organizational Agreement with Global Energy and Management, LLC (“Global”) and an Operating Agreement with NEX and Global relating to the operation and management of NEX. The purpose for which NEX was formed and organized is to develop and operate ethanol production plants in Connecticut, Massachusetts, Rhode Island, New Hampshire, Maine and Vermont. The parties intend that each of those plants will be owned by a special purpose limited liability company owned by NEX and third party investors and operated by Global.

The initial manager of NEX will be Lee R. Tyrol, a principal of Global. Pursuant to the Organizational Agreement, Global will provide those special limited liability companies with certain services that are listed in the Organizational Agreement, and they will pay Global the fees set forth in the Organizational Agreement. The Company and Global each own 50% of the membership interests in NEX.

In connection with our agreement with Global, the Company issued to Global a warrant to purchase 20,000 shares of our Common Stock at a purchase price of $6.85 per share that is first exercisable on the first anniversary of the date of the Organizational Agreement and expires on the fourth anniversary of the date of the Organizational Agreement. The Company has granted Global certain registration rights with respect to the shares underlying such warrants. In the event of a Change of Control of Xethanol, Global will have the right to exchange its interest in NEX for shares of our Common Stock, at an exchange rate that is based upon the appraised value of Global’s interest in NEX and 95% of the market price of Xethanol’s Common Stock for the 15 days preceding the completion of the valuation of Global’s interest in NEX. The Company also agreed to permit Global to require the Company to exchange its interest in NEX for shares of Xethanol’s Common Stock after three years from the date of the Organizational Agreement. The exchange rate will be set by mutual agreement or, if the Company and Global cannot agree, based upon the appraised value of Global’s interest in NEX and 90% of the closing price of our Common Stock for the 15 days preceding the completion of the valuation of Global’s interest in NEX.

The Company has preliminarily determined that NEX is a variable interest entity. The Company will not be the primary beneficiary and does not control NEX. Accordingly, the Company will account for this investment based on the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock

NOTE 13. ACQUISITION OF ADVANCED BIOMASS GASIFICATION TECHNOLOGIES, INC.

Pursuant to an Agreement and Plan of Acquisition date June 13, 2006, the Company purchased all of the shares of Advanced Biomass Gasification Technologies, Inc. (“ABGT”) from UTEK Corporation in exchange for 136,838 shares of the Company’s Common Stock at a price of $8.27 for a total consideration of $1,131,650.

ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (the “EERC”) of certain patents and know-how related to lignin and biomass gasification in Imbert gasifiers (the “Gasification Technology”). At the time of the acquisition, ABGT had cash of $400,000. ABGT is also a party to a Base Research Agreement (the “Agreement”) with EERC, which has agreed to perform initial research, development, demonstration, and project implementation work with respect to the Gasification Technology (the “Project”), to provide the results of that work to ABGT, to give ABGT a one-year exclusive right of first negotiation to license inventions, discoveries or computer software developed as a result of that project and to grant ABGT a nonexclusive right to use any such invention, discovery, computer software or improvement internally to ABGT. Under the terms of the Agreement, on June 30, 2006, ABGT contributed $300,000 to the Project which is matched with funding from two EERC programs with the Department of Energy, which provide federal funds of $480,000.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

The license that the EERC granted to ABGT is a worldwide license having a term that is the longer of 20 years or the life of the licensed Gasification Technology. Subject to the satisfaction by ABGT of certain royalty obligations, the license is exclusive in the fields of Lignin and Biomass Feedstock Gasification in Imbert gasifiers of up to 10 megawatt thermal. ABGT has the right to sublicense its rights. ABGT is obligated to pay the EERC royalties based upon its sales of equipment that use the licensed technology, the fuel and/or electricity savings of ABGT’s customers, and ABGT’s sublicensing income. If ABGT does not meet certain minimum royalty thresholds, which apply on a country-by-country basis, its rights in that country become nonexclusive and extend for the term of the license agreement. ABGT also has certain obligations to commercialize the technology based upon milestones that are set forth in the license agreement. ABGT has had no operations prior to the Company’s purchase of its assets.

The fair values of the assets of AGBT as of June 30, 2006 are as follows:

Cash	$100,000
License	251,650
Research Agreement	780,000
$1,131,650

The value of the Research Agreement is being amortized over the three year term of the Agreement.

NOTE 14. WRITE-OFF OF INTANGIBLE ASSETS

The Company charged $3,635,416 to expense during the fourth quarter of 2005, representing the unamortized cost of license agreements obtained as a result of the Company’s acquisitions of Advanced Bioethanol Technologies Inc., Ethanol Extraction Technologies, Inc., Superior Separation Technologies, Inc. and Xylose Technologies, Inc. The technologies that are covered by these licenses are primarily designed to enhance ethanol production processes and improve feedstock separation to enable biomass conversion. The Company has research agreements with each of the institutions and scientists who hold the original patents for these technologies. Although the Company anticipates further development and testing of the technologies, as well as new technologies and opportunities that may evolve from these relationships, given the pre-commercial stage of these technologies and the uncertainties surrounding both the ultimate commercial deployment of the technologies and the timing and amounts of any cash flows related to such deployment, the Company loss determined an impairment loss should be recognized.

NOTE 15. LEGAL PROCEEDINGS

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust (hereinafter, the "Plaintiffs"), commenced an action against Xethanol in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351, requesting declaratory judgment declaring that Plaintiffs are entitled to receive 300,000 shares of Xethanol common stock (264,000 share after adjustment for the Company’s reverse merger) and seeking transfer to Plaintiffs of these 264,000 shares of Xethanol common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty.  Xethanol filed a notice of removal on August 29, 2005, and the case is now being heard in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG).  On September 8, 2005, Xethanol filed its answer and affirmative defenses to Plaintiffs' complaint, asserting that the Rolls do not have any ownership interests in the Xethanol shares.  The case is going through a discovery phase scheduled to end on October 5, 2006. Court ordered mediation has been scheduled in this matter for October 30, 2006 in Orlando. The case is on the trial calendar for trial during a trial term commencing April 2, 2007.

Xethanol Corporation
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 16. COMMITMENT

On June 30, 2006, the Company entered into an agreement with PRAJ Industries. Ltd. (“PRAJ”) to supply process license, design, and engineering and supervision services for the construction of a 35 million gallon dehydrated ethanol production plant alongside the Company’s currently operational Blairstown ethanol facility. The cost of the contract is estimated to be approximately $2 million and it is expected to be completed in mid-2007.

NOTE 17. SUBSEQUENT EVENTS

Acquisition of site in Augusta, Georgia

On July 28, 2006, the Company, through its CoastalXethanol subsidiary, entered into a Purchase and Sale Agreement to acquire a former pharmaceutical manufacturing facility in Augusta, Georgia. Under the terms of the Agreement, the Company will pay $8.4 million in cash for the site. The Company plans to construct a 50 million gallon per year ethanol facility at the site.

Acquisition of site in Spring Hope, North Carolina

On August 1, 2006, the Company, through a newly formed subsidiary, BlueRidgeXethanol, LLC, entered into a Purchase and Sale Agreement to acquire a former fiberboard manufacturing facility in Spring Hope, North Carolina. Under the terms of the Agreement, the Company will pay $4.0 million in cash, $7.4 million in stock and 300,000 warrants to purchase the Company’s stock.

PART I - Financial Information
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in this Form 10-QSB and Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On February 2, 2005, we completed a reverse merger transaction with Zen Pottery Equipment, Inc. (“Zen”), a Colorado corporation formed in April 1991. Prior to the merger, Zen was a company that manufactured pottery kilns. After the merger, the business of Zen was discontinued and we succeeded to the business of Xethanol as our sole line of business. Upon the closing of the merger, our directors and management became the directors and management of Zen which then reincorporated in Delaware and changed its name to Xethanol Corporation.

Plan of Operation

Our expected revenue model is based on the following: 1) the sale of ethanol, 2) the sale of xylitol, a co-product derived from the biomass-to-ethanol production process, and 3) the sale of biodiesel fuel.

Our ethanol growth strategy encompasses a multi-pronged approach which is geared at ultimately increasing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

•	Increase production capacity at our Blairstown site with the construction of a new facility utilizing cutting-edge engineering design as well as integration of our processing technologies,

•
Employ a regional approach to building new ethanol production by focusing on port sites and urban areas on the Atlantic and Gulf coasts. By creating a regional alliance strategy we will combine Xethanol’s ethanol expertise with local capital, human resources and project development skills to penetrate coastal markets presently being served by “imports” from the corn belt, and

•	Acquire dormant industrial facilities with adaptable infrastructure for conversion to ethanol production.

•	Adopt a flexible feedstock approach to plant development enabling use of corn and other feedstocks, where applicable.

•	Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass streams and an area where we believe we have significant technological advantages.

•
Manufacture and market products for use with fuels other than ethanol, including biodiesel that contains a fuel additive that we have licensed from H2Diesel, Inc., and to produce and sell the products in certain U.S. territories.

At the present time, we own two ethanol plants in Iowa - Xethanol BioFuels in Blairstown and Permeate Refining in Hopkinton.

Xethanol BioFuels was acquired in November 2004 as an idled plant. During the first six months of 2005, this facility underwent substantial refurbishment and became operational in July 2005. This is a corn-based operation with a nominal production capacity of 5.5 millions gallons of ethanol per year. In July 2006, we announced plans to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year. We have engaged the Facility Group to provide construction services and PRAJ Technologies to provide engineering and design services. This facility is expected to come on line in the third quarter of 2007.

Permeate Refining was initially designed to process waste starches and sugars and has a nominal production capacity of 1.6 million gallons of ethanol per year. In April 2005, we ceased operations at the Permeate Refining plant in order to refurbish the facility. The facility remains closed while we evaluate alternatives to maximize its strategic value.

All of the ethanol produced at our BioFuels plant is sold to Aventine Renewable Energy Holdings, Inc. the second largest marketer of ethanol under a renewable three-year off-take agreement. Sales are made at monthly price determined on a pooled basis. The pool includes Aventine’s ethanol production as well as Xethanol’s and other small producers that are member of the Aventine marketing alliance. The pooled price is a combination of forward and spot sales less the cost of transportation and marketing overhead. Aventine also receives a sales commission. Distillers wet grains that are produced as a by-product at BioFuels are sold through a local merchandising agent.

We also own or license several technologies that are targeted at reducing costs throughout the ethanol production process as well as enabling the conversion of biomass to ethanol and xylitol.

The Company continues to believe that the acquisition, licensing and development of technologies is a key driver to its business. During the period we entered into research agreements with The National Renewable Energy Laboratory (NREL), the USDA Forest Products Laboratory and Virginia Polytechnic Institute. We also acquired Advanced Biomass Gasification Technologies, Inc. which in addition to giving us access to proprietary gasification technology; we entered into a three year research program with the Energy & Environmental Research Center (EERC) at the University of North Dakota. We will continue to seek opportunistic investments in new technologies, enter into strategic relationships with research institutions and to consult with eminent scientists, inventors and innovators.

The formation of CoastalXethanol and NewEnglandXethanol are our first two regional strategic alliances from which we intend to develop and execute business opportunities both in the Southeast and New England regions. As our first initiative, with CoastalXethanol, we have agreed to acquire a former pharmaceutical manufacturing facility in Augusta, Georgia. This is a 40 acre site with significant infrastructure including office, warehouse, and laboratory space. We intend to construct an ethanol facility on this site with a production capacity of 50 million gallons per year.

In July 2006, we formed BlueRidgeXethanol to pursue opportunities in North and South Carolina, Virginia, Kentucky and Tennessee. Our first initiative under BlueRidgeXethanol was to acquire the assets of Carolina Fiberboard, a former medium density fiberboard plant located in Spring Hope, North Carolina. This is a 212 acre site with buildings, equipment and infrastructure all compatible with an ethanol production facility. We intend to convert this location into a 35 million gallon per year ethanol facility. The site is located in an area where there is an abundant supply of wood chips and other forestry product material which would be feedstock for the plant.

In April 2006, we made a significant move to expand our product capability to include biodiesel fuel. Through our direct investment in H2Diesel, Inc., the holder of a proprietary technology for an additive used to produce diesel fuel, as well as through our licensing rights to utilize such technology, we believe we can add significant revenue streams.

In June 2006, we acquired Advanced Biomass Gasification Technologies, Inc. ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (the “EERC”) of certain patents and know-how related to lignin and biomass gasification in Imbert gasifiers (the “Gasification Technology”). ABGT is also a party to a Base Research Agreement (the “Agreement”) with EERC, which has agreed to perform initial research, development, demonstration, and project implementation work with respect to the Gasification Technology (the “Project”), to provide the results of that work to ABGT, to give ABGT a one-year exclusive right of first negotiation to license inventions, discoveries or computer software developed as a result of that project and to grant ABGT a nonexclusive right to use any such invention, discovery, computer software or improvement internally to ABGT. The license that the EERC granted to ABGT is a worldwide license having a term that is the longer of 20 years or the life of the licensed Gasification Technology.

Results of Operations

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net Loss. We incurred a net loss of $8,099,337 for the six months ended June 30, 2006 versus a net loss of $4,475,959 for the six months ended June 30, 2005. Included in the net loss for the six months ended June 30, 2006 were non-cash charges totaling $6,405,292. Non-cash charges resulted from depreciation and amortization of $335,947, issuance of stock, options and warrants for services rendered of $3,734,790, the issuance of warrants in connection with debt conversion of $2,170,212, a loss on equity of H2Diesel of $256,447 partially offset by amortization of management fee income of $92,104.

The increase in net loss of $3,623,378 for the period results from an increase in operating loss of $2,277,807 and an increase in other expense of $1,345,571. The increase in operating loss was driven by higher operating expenses of $2,958,932, partially offset by the increase in gross profit of $681,125. Our progression to operating profitability is dependent on increasing revenue through planned expansion. Our expectations are that we will begin to show profitable operating results during the fourth quarter of 2007; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot be assured of this.

Sales. Sales for the six months ended June 30, 2006 were $5,751,713 as compared to $98,918 for the six months ended June 30, 2005. Sales during 2006 relate entirely to the BioFuels facility, and sales during 2005 relate entirely to the Permeate operations. During the six months ended June 30, 2006, BioFuels sold 2,764,004 million gallons of ethanol at monthly prices ranging between $1.52 and $2.38 per gallon with an average price of $1.93 per gallon and generated revenue of approximately $390,033 from the sales of by-products. Total average revenue per gallon including by-products was $2.08. During the six months ended June 30, 2005, we sold approximately 79,000 gallons of ethanol through its Permeate facility at an average price per gallon of $1.25.

Cost of Sales. Cost of sales for the six months ended June 30, 2006 were $5,118,213 compared to $146,543 for the six months ended June 30, 2005. Cost of sales is comprised of direct materials, direct labor, factory overhead and sales commissions. Included in factory overhead are energy costs, depreciation and repairs and maintenance. The increase in cost of sales is directly related to the increase in production during the period.

The average monthly cost of sales per gallon during the 2006 period was approximately $1.85 reflecting the increased costs of grain during the period from $0.79 in January to $.89 in June. This increase was which partially offset by decreases in factory overhead, including energy costs. The BioFuels facility is an older refurbished plant and, as such, lacks the energy efficiencies of newer plants and requires more frequent repairs which may result in temporary production stoppages. Additionally, since the plant is a smaller production facility it does benefit from economies of scale, leading to higher per gallon expenses.

Gross Profit (Loss). Gross profit for the six months ended June 30, 2006 was $633,500 with a gross profit margin of 11.0% versus a gross loss of $47,625 for the six months ended June 30, 2005. The gross profit margin during the six months ended June 30, 2006 reflects the fact that we had a gross loss of $39,689 during the first three months of 2006. Gross profit does not include payments from the USDA Bioenergy Program of $82,175 which are included in other income.

Operating Expenses. Operating expenses were $6,876,468 for the six months ended June 30, 2006 as compared to $3,917,537 for the six months ended June 30, 2005. The primary components of operating expenses are the expenses of the Xethanol corporate office, general and administrative expenses related to BioFuels and expenses associated with Permeate while it is closed. Also included in operating expenses for the six months ended in 2005 were pre-opening expenses related to BioFuels of approximately $860,000.

Operating expenses during 2006 were principally comprised of expenses of our corporate office of approximately $6,076,000 which accounts for 88% of the total. Other components of operating expenses are general and administrative expenses of BioFuels and Permeate of $134,789 and research and development costs of $428,821.

Corporate office expense of $3,735,343 for the six month period ended June 30, 2006 was due to compensation expense for management (salaries, bonus and stock option amortization) and directors (stock option amortization). Fees paid to outside advisors and consultants amounted to $1,025,158. Included in these fees were fees paid for engineering services, public relations and investor relations, IT services, public filings and related printing services, placement fees and warrants issued to members of our advisory board. Other significant items included a) expenses related to our CoastalXethanol venture of $377,000, b) travel and entertainment of $93,000, c) fees related to our AMEX listing of $79,000, d) auditing and legal fees of $203,000, e) rent and office related expenses of $109,000 and f) insurance expense of $56,000.

Research and Development. Research and development expenses increased by $326,160 due to on new research agreements with NREL and the USDA Forest Products Laboratory and a research and consulting services agreement with an outside scientist.

Interest Income. Interest income increased by $357,171. This increase is due directly to the increase in our cash position and short term investments as a result of capital raised during the period.

Organizational Expenses. In connection with the reverse merger in 2005, we paid $300,000 to the former owners of Zen to repurchase 8,200,000 of their Zen shares which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense.

Loss on royalty note conversion. In connection with the conversion of our royalty notes, we issued 330,000 warrants with an exercise price of $12.50 to the holders of the royalty notes. Also in connection with the conversion, the holders of the notes waived interest accrued up to the date of conversion of $203,500. The value of these warrants at the time of issue was $2,170,212. The accrual is reflected in interest expense and as an offset to the cost of the warrants.

Loss on equity of H2Diesel. We recorded a loss on equity of H2Diesel of $256,447 for the six months ended June 30, 2006. This loss represents our portion of H2Diesel losses, based on the equity method of accounting, for the period from the effective date of our investment (April 14, 2006) through June 30, 2006.

Interest Expense. Interest expense decreased by $76,161. The decrease is the net result of a) $6,600,000 of royalty notes being outstanding during 2006 for 111 days versus $5,000,000 in royalty notes being outstanding during 2005 for 180 days and b) a decrease in the outstanding balance due on the Permeate mortgage note from $1,125,000 to $243,395.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net Loss. We had a net loss of $5,865,737 for the three months ended June 30, 2006 versus a net loss of $1,538,921 for the three months ended June 30, 2005. Included in the net loss for the three months ended June 30, 2006 were non-cash charges totaling $5,627,045. Non-cash charges resulted from depreciation and amortization of $182,455, issuance of stock, options and warrants for services rendered of $3,110,046, the issuance of warrants in connection with debt conversion of $2,170,212, and a loss on equity of H2Diesel of $256,447, partially offset by amortization of management fee income of $92,104.

The increase in net loss of $4,326,816 is comprised of an increase in operating loss of $2,736,935 and an increase in other expense of $1,589,881. Operating loss was driven by an increase in operating expenses of $3,410,124 which was partially offset by the increase in gross profit of $673,189.

Sales. Net sales for the quarter ended June 30, 2006 were $3,212,990. Sales during 2006 relate entirely to the BioFuels facility. During the second quarter of 2005, there were no sales as the Permeate facility had been closed on March 31, 2005 and the BioFuels facility did not begin operations until July 1, 2005. BioFuels sold 1,325,519 gallons of ethanol at monthly prices ranging between $2.19 and $2.38 per gallon and generated revenue of approximately $188,798 from the sales of by-products.

Cost of Sales. Cost of sales for the quarter ended June, 30, 2006 were $2,539,801. During the second quarter of 2005, there were no sales as the Permeate facility had been closed on March 31, 2005. Cost of sales is comprised of several cost components which are primarily direct materials, direct labor, factory overhead and selling commissions. Included in factory overhead are energy costs, depreciation and repairs and maintenance.

The average monthly cost of sales per gallon during the 2006 period was approximately $1.91. The average cost of sales per gallon reflect average monthly grain costs of $.86 which were partially off set by decreases in factory overhead which includes energy costs. The BioFuels facility is an older refurbished plant and, as such, lacks the energy efficiencies of newer plants and requires more frequent repairs which may result in temporary production stoppages. Additionally, since the plant is a smaller production facility it does not benefit from of economies of scale, leading to higher per gallon expenses.

Gross Profit. Gross profit for the three months ended June 30, 2006 was $673,189 with a gross profit margin of 21.0%.

Operating Expenses. Operating expenses were $4,836,273 for the quarter ended June 30, 2006 as compared to $1,426,149 for the quarter ended June 30, 2005. The primary components of operating expenses are the expenses of the Xethanol corporate office of approximately $4,236,017 and research and development expenses of $378,005

Corporate office expense of $2,710,215 for the quarter ended June 30, 2006 was due to compensation expense for management (salaries, bonus and stock option amortization) and directors (stock option amortization). Fees paid to outside advisors amounted to $837,323. Other significant items include a) expense related to our CoastalXethanol venture of $377,000 b) fees relate to our AMEX listing of $79,000 c) auditing and legal fees of $87,000 d) travel and entertainment of $37,900 and e) rent and office related expenses of $50,241.

Research and Development. Research and development expenses increased by $299,680 as result on new research agreements with NREL and the USDA Forest Products Laboratory and a research and consulting services agreement with an outside scientist.

Interest Income. Interest income increased by $352,178 due to the increase in our cash position and short term investments as a result of capital raised during the period.

Interest Expense. Interest expense decreased by $96,512. The decrease is the net result of 1) $6,600,000 of royalty notes being outstanding for only 21 days in 2006 versus $5,000,000 of royalty notes being outstanding during 2005 for 90 days 2) a decrease in the outstanding balance due on the Permeate mortgage note from $1,125,000 in 2005 to $243,395 in 2006

Loss on royalty note conversion. In connection with the conversion of our royalty notes, we issued 330,000 warrants with an exercise price of $12.50 to the holders of the royalty notes. Also, in connection with the conversion, the holders of the notes waived interest accrued up to the date of conversion of $203,500. The value of these warrants at the time of issue was $2,170,212. The accrual is reflected in Interest expense and as an offset to the cost of the warrants.

Loss on equity of H2Diesel. We recorded a loss on equity of H2Diesel of $256,447 for the three months ended June 30, 2006 versus $0 for the same period last year. This loss represents our portion of H2Diesel losses, based on the equity method of accounting, for the period from the effective date of our investment (April 14, 2006) through June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had cash, cash equivalents and short-term investments totaling $39,875,430. Our working capital as of June 30, 2006 is $39,294,604 representing an increase in working capital of $39,804,928 from December 31, 2005.

During the six months ended June 30, 2006, we used net cash of $2,791,020 for operating activities. Additional cash of $367,955 was used to purchase property and equipment (investing activity).

During the six months ended June 30, 2006, we received net cash proceeds of $42,193,521 from the sales of our common stock. We raised $9,611,680 by selling shares of our common stock to Fusion Capital under a common stock purchase agreement dated October 18, 2006. We raised net proceeds of $31,636,721 on April 13, 2006 from the closing of two separate private offerings of our common stock and warrants to purchase our common stock. Additional cash proceeds of $945,120 were received from the exercise of stockholder warrants.

As of June 30, 2006, we had total debt of $262,003 including a mortgage note on our Permeate facility and a capital lease obligation. Senior notes of $6,600,000 outstanding at December 31, 2005 were converted to our common stock on April 21, 2006. Additionally, we restructured the mortgage note from $1,125,000 on December 31, 2006 to $235,135 on June 30, 2006. This note was subsequently paid off in full on August 1, 2006.

We anticipate significant capital expenditures and investments over the next 18 months related to our growth program. As previously discussed, we are planning a new 35 million gallon production facility at our Blairstown location, the acquisition of a site in Augusta, Georgia with plans to construct a 50 million gallon facility and the acquisition of a site in Spring Hope, North Carolina with plans to produce 35 million gallons per year. As of June 30, 2006, we entered into a $2 million contract for the design and engineering of the Blairstown facility. On July 28, 2006 we agreed to purchase the Augusta, Ga. site for $8.4 million in cash. On August 1, 2006, we entered into a Purchase and Sale Agreement to acquire the Spring Hope, N.C. facility for $4.0 million in cash, $7.4 million in stock and 300,000 warrants to purchase our common stock.  We initially project that total capital expenditures relating to these three projects will exceed $125 million. We are also currently evaluating several additional sites to construct new ethanol facilities. We plan to use a portion of our current cash to fund these site acquisitions and provide seed equity for the projects while we analyze financing options. We will also use cash on hand as well as cash provided by operations to fund corporate overhead, expand infrastructure to accommodate our planned expansion and opportunistically invest in technology and research and development.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to optimally finance these projects. We are evaluating debt and equity placements at the corporate level as well as project specific capital opportunities. We also have access to approximately $10 million in equity funding through our common stock purchase agreement with Fusion Capital. At the present time, except for our agreement with Fusion Capital, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to use on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligation and covenants that restrict how we operate our business.

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

There has been no change in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceeding

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust (hereinafter, the "Plaintiffs"), commenced an action against Xethanol in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351, requesting declaratory judgment declaring that Plaintiffs are entitled to receive 300,000 shares of Xethanol common stock (264,000 share after adjustment for the Company’s reverse merger) and seeking transfer to Plaintiffs of these 264,000 shares of Xethanol common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty.  Xethanol filed a notice of removal on August 29, 2005, and the case is now being heard in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG).  On September 8, 2005, Xethanol filed its answer and affirmative defenses to Plaintiffs' complaint, asserting that the Rolls do not have any ownership interests in the Xethanol shares.  The case is going through a discovery phase scheduled to end on October 5, 2006. Court ordered mediation has been scheduled in this matter for October 30, 2006 in Orlando. The case is on the trial calendar for trial during a trial term commencing April 2, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-QSB, other than unregistered sales of equity securities previously reported on Forms 8-KSB or our Annual Report on form 10-KSB for the year ended December 31, 2005, we made the following unregistered sales of equity securities:

On April 6, 2006, Xethanol issued 15,000 shares of Common Stock to C&H Capital in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On April 11, 2006, Xethanol issued 9,748 shares of Common Stock to UTEK Corporation in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On April 13, 2006, Xethanol issued a three-year warrant to purchase 17,778 shares of Common Stock at a purchase price of $4.50 per share to Source Capital Group, Inc. in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On April 13, 2006, the Samuel D. Robins exercised a warrant issued to him by Xethanol to purchase 26,484 shares of Xethanol Common Stock. The securities were sold for cash in the amount $66,210. No commissions were paid or payable with respect to this sale.

On April 17, 2006, Robert F. Ryder, Jr. exercised a warrant issued to him by Xethanol to purchase 14,868 shares of Xethanol Common Stock. The securities were sold for cash in the amount $29,736. No commissions were paid or payable with respect to this sale.

On April 18, 2006, Redwood Partners exercised a warrant issued to them by Xethanol to purchase 17,656 shares of Xethanol Common Stock. The securities were sold for cash in the amount $70,624. No commissions were paid or payable with respect to this sale.

On April 25, 2006, Michael Gluckman exercised a warrant issued to him by Xethanol to purchase 17,656 shares of Xethanol Common Stock. The securities were sold for cash in the amount $44,140. No commissions were paid or payable with respect to this sale.

On April 25, 2006, Victor Labi exercised a warrant issued to him by Xethanol to purchase 10,000 shares of Xethanol Common Stock. The securities were sold for cash in the amount $37,500. No commissions were paid or payable with respect to this sale.

On April 28, 2006, John Shanholt exercised a warrant issued to him by Xethanol to purchase 17,656 shares of Xethanol Common Stock. The securities were sold for cash in the amount $44,140. No commissions were paid or payable with respect to this sale.

On May 3, 2006, Leif and Leah Larsen exercised a warrant issued to him by Xethanol to purchase 17,656 shares of Xethanol Common Stock. The securities were sold for cash in the amount $44,140. No commissions were paid or payable with respect to this sale.

On May 6, 2006, Xethanol issued 15,000 shares of Common Stock to Capital Communications in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On May 16, 2006, Steven Cianciabella exercised a warrant issued to him by Xethanol to purchase 17,656 shares of Xethanol Common Stock. The securities were sold for cash in the amount $44,140. No commissions were paid or payable with respect to this sale.

On May 16, 2006, Alan C. Court exercised a warrant issued to him by Xethanol to purchase 17,656 shares of Xethanol Common Stock. The securities were sold for cash in the amount $44,140. No commissions were paid or payable with respect to this sale.

On June 12, 2006, Xethanol issued a three-year warrant to purchase 250,000 shares of Common Stock at a purchase price of $8.32 per share to Jeffrey Langberg in consideration for services rendered to us. Xethanol did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in the transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate to merits and risks of an investment in it common stock. All recipients had adequate access to information about us. The transactions described above did not involve general solicitation or advertising.

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

Date: August 14, 2006

XETHANOL CORPORATION

/s/ Christoper d’Arnaud-Taylor
Christoper d’Arnaud-Taylor, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence Bellone
Lawrence Bellone
(Principal Financial and Accounting Officer)