Form 10QSB
period 2006-09-30
XETHANOL CORP
filed 2006-11-14
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2006	Commission File Number: 000-50154

XETHANOL CORPORATION

(Exact name of small business issuer specified in its charter)

DELAWARE	84-1169517
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of November 14, 2006, the Company had 27,300,648 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

PART I - Financial Information
Item 1. Financial Statements
Xethanol Corporation
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,787,241	$802,664
Short-term investments	15,486,482	-
Receivables	430,051	565,041
Inventory:
Finished goods	82,504	55,343
Raw materials	89,859	68,169
Work in process	75,169	72,620
Other current assets	648,066	172,168
Total current assets	30,599,372	1,736,005

Property and equipment, net	16,279,491	6,682,433
Investment in and advances to H2Diesel	4,989,324	-
Other investments	182,000	182,000
Research and license agreements, net of accumulated amortization of $68,145	963,505	-
Other assets	644,122	504,955
TOTAL ASSETS	$53,657,814	$9,105,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$424,165	$694,473
Accounts payable - related parties	41,080	56,080
Accrued expenses	837,622	370,776
Mortgage payable	-	1,125,000
Total current liabilities	1,302,867	2,246,329

Senior secured notes payable	-	6,600,000
Capitalized lease obligation	25,054	30,388
Total liabilities	1,327,921	8,876,717

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 27,300,648 and 15,011,219 shares issued and
outstanding in 2006 and 2005, respectively	27,300	15,011
Additional paid-in-capital	78,172,535	15,586,032
Accumulated deficit	(25,869,942)	(15,372,367)
Total stockholders' equity	52,329,893	228,676
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,657,814	$9,105,393

See notes to consolidated financial statements

Xethanol Corporation
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Sales	$2,895,762	$1,959,364	$8,647,475	$2,058,548
Cost of sales, including depreciation of $338,400 and $191,924 for nine months ended September 30,
2006 and 2005 and $112,800 and $152,534 for three months ended September 30, 2006 and 2005	2,491,384	2,434,131	7,609,598	2,692,115
Gross profit (loss)	404,378	(474,767)	1,037,877	(633,567)

Operating expenses:
General and administrative, incl. depreciation and
amortization of $225,202 and $141,956 for nine months
ended September 30, 2006 and 2005 and $114,855 and
$42,107 for three months ended September 30, 2006 and 2005	2,673,389	952,942	9,121,036	4,723,461
Research and development	190,337	30,000	619,158	103,063
Total operating expenses	2,863,726	982,942	9,740,194	4,826,524

Loss from operations before other income (expense)	(2,459,348)	(1,457,709)	(8,702,317)	(5,460,091)

Other (expense) income:
Interest income	358,668	12,186	744,080	40,427
Organization expense	-	-	-	(300,000)
Loss on royalty note conversion	-	-	(1,966,712)	-
Interest expense	(2,150)	(180,937)	(216,195)	(471,143)
Loss on equity of H2Diesel	(665,827)	-	(922,274)	-
Other income	370,421	13,562	565,844	101,950
Total other (expense) income	61,112	(155,189)	(1,795,257)	(628,766)

Net loss	$(2,398,236)	$(1,612,898)	$(10,497,574)	$(6,088,857)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.52)	$(0.46)

Weighted average number of
shares outstanding	27,285,967	14,151,949	20,073,727	13,186,772

See notes to consolidated financial statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities
Net loss	$(10,497,574)	$(6,088,857)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	563,602	333,879
Amortization of management fee income	(436,598)	-
Issuance of common stock, stock options
and warrants for services rendered	4,196,802	1,934,191
Issuance of warrants for debt conversion	1,966,712	-
Issuance of warrants in settlement of interest liability
on secured notes	203,500	-
Loss on equity of H2Diesel	922,274	-
Changes in operating assets and liabilities:
Receivables	134,990	(288,509)
Inventory	(51,400)	(174,304)
Other current assets	(475,897)	(729,984)
Other assets	(139,167)	55,429
Accounts payable	(285,308)	(55,017)
Accrued expenses	466,846	100,160
Net cash used in operating activities	(3,431,218)	(4,913,012)

Cash flows from investing activities
Investment in short-term securities	(32,805,132)	-
Redemption of short-term securities	17,318,650	-
Purchase of property and equipment	(1,448,350)	(1,004,534)
Acquisition of Augusta, Ga. facility	(8,644,165)	-
Advances to H2Diesel, Inc.	(50,000)	-
Cash received from acquisition	100,000	450,000
Net cash used in investing activities	(25,528,997)	(554,534)

Cash flows from financing activities
Payment of mortgage payable	(243,395)	(3,000,000)
Issuance of notes payable	-	6,600,000
Cash received for common stock	42,193,521	3,621,567
Payment of capitalized lease obligation	(5,334)	-
Net cash provided by financing activities	41,944,792	7,221,567

Net increase in cash and cash equivalents	12,984,577	1,754,021
Cash and cash equivalents - beginning of period	802,664	113,472
Cash and cash equivalents - end of period	$13,787,241	$1,867,493

Supplemental Disclosures
Interest paid	$12,694	$321,033
Income taxes paid	$16,487	$-

Non-cash activity
Research and license agreements acquired in exchange for
common stock	$1,031,650	$3,197,500
Issuance of common stock in partial exchange for
mortgage payable	$432,000	$-
Issuance of new mortgage payable in partial exchange
for mortgage payable	$243,395	$-
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	$449,605	$-
Property and equipment obtained by capitalized
lease obligation	$-	$39,162
Investment in H2Diesel acquired in exchange for common stock	$5,425,000	$-
Investment in H2Diesel acquired in exchange for management services	$793,815
Conversion of notes payable to common stock	$6,600,000	$-

See notes to consolidated financial statements

Xethanol Corporation
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a biotechnology-driven company in the emerging biomass-to-ethanol industry. The Company currently produces ethanol and its co-products at its corn based ethanol plant in Blairstown, Iowa. Ethanol is a clean burning, renewable fuel and is used as a primary gasoline additive under the Energy Policy Act of 2005. The Company plans to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into ethanol or other valuable co-products. The Company’s business model is to deploy and license proprietary biotechnologies that will extract and ferment sugars trapped in biomass waste concentrations in a cost effective manner by locating ethanol plants closer to biomass sources and in proximity to urbanized high-demand ethanol markets.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2005 is derived from audited financial statements. Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

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

Cash and Cash Equivalents and Marketable Securities

We invest our excess cash in money market funds and in highly liquid debt instruments of the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Investments in marketable securities are accounted for as "available for sale" securities. "Available for sale" securities are stated at fair value with changes in market value recorded in shareholders' equity. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable debt and equity securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities greater than twelve months until maturity.

The table below summarizes the amortized cost, fair value and gross unrealized gains and losses related to “available for sale” securities by security type. Cash equivalents, short-term investments consist of the following:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2006
Cash equivalents
Money market funds	$13,253,680	-	-	$13,253,680
Short-term investments
United States Government Agencies	15,486,482	-	-	15,486,482
	$28,740,162	-	-	$28,740,162

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

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at September 30,
	2006	2005
Employee stock options	1,485,000	480,000
Series A Warrants	2,124,321	-
Series B Warrants	758,735	-
Other Warrants	2,159,720	1,431,026
Convertible senior secured notes	-	1,650,000
	6,527,776	3,561,026

Concentration of Credit Risk

Cash and cash equivalents are deposited with major financial institutions and are not insured by the Federal Deposit Insurance Corporation.

Costs Associated with Issuance of Stock

Investment banking fees and related costs associated with the sale of stock are charged to stockholders’ equity.

Stock Issued for Non-Cash Consideration

Shares of common stock issued for services, and in connection with acquisitions, have been valued at the estimated fair value of the shares at the time they were issued.

Receivables

The Company records trade accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts, if necessary, to reflect any loss anticipated on the trade accounts receivable balance. The Company calculates this allowance based upon its historical level of past-due accounts, and its relationships with, and the economic status, of its customers. At September 30, 2006, the Company has determined that an allowance for estimated uncollectible accounts is not necessary.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $687,303 and $83,863 for the nine months ended September 30, 2006 and 2005, respectively.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB 157, Fair Value Measurements (SFAS 157), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 16, 2006. The Company does not expect the provisions of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3. RESTRUCTURING OF PERMEATE REFINING MORTGAGE NOTE

In September 2001, the Company issued 1,000,000 shares of common stock to Robert and Carol Lehman (the “Lehmans”), the owners of Permeate Refining, Inc. (“Permeate”) as a “good faith” payment, pursuant to a non-binding letter of intent, in contemplation of the acquisition of Permeate. In July 2003, the Company completed the transaction and acquired Permeate. The Company, through its wholly-owned subsidiary, Xethanol One, LLC, also acquired the real estate and certain production facilities associated with Permeate’s operations from the Lehmans for a total price of $1,250,000, payable as follows: (i) a down payment of $125,000, which was made on July 9, 2003, and (ii) a promissory note (the “Original Note”) for the balance of $1,125,000, which bore interest at the simple interest rate of 9% per year with monthly payments due on the first day of each month commencing August 1, 2003 until June 1, 2006, at which time the entire balance owing on the promissory note was to be paid in full. The Company’s obligations under the Original Note were secured by a mortgage on the Permeate real estate granted to Master’s Trust (an entity formed by the Lehmans).

Pursuant to a memorandum of agreement entered into on October 18, 2005 by the Company, the Lehmans and Master’s Trust, the Company, the Lehmans and Master’s Trust entered into a Mutual General Release on January 23, 2006. Under the Mutual General Release, the Original Note was exchanged for a new promissory note (the “New Note”) in the amount of $243,395 issued by the Company to the Lehmans and the Company issued 135,000 shares of common stock to Master’s Trust in exchange for the full release and satisfaction of the mortgage on the Permeate real estate.

The New Note was payable on August 1, 2006 and was repaid in full at that date. Interest was due monthly on the outstanding principal amount of the New Note at a rate equal to 0.5% above the prime rate. The Company made monthly payments equal to $3,128 allocated between interest and principal based on the then-current prime rate.

The Company recorded the 135,000 shares of common stock issued to Master’s Trust at a value $432,000 based on the closing price of the common stock on January 23, 2006. At the time of the restructuring, the holders of the Original Note held a significant percentage of the common stock of the Company then outstanding. Therefore, the difference between the values of the New Note and 135,000 shares and the Original Note was recorded as an increase in Stockholders’ equity of $449,605.

In April 2005, the Company ceased operations at Permeate in order to refurbish the facility. The facility remains closed while the Company evaluates how to maximize strategic use of the facility. In accordance with SFAS 144 the Company records impairment losses for long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The carrying value for Permeate is approximately $1,646,000 as of September 30, 2006. Although the Company cannot estimate cash flows from operations at this time, the Company has concluded that the disposition value of the asset exceeds its carrying amount after considering the value of the Company's Blairstown facility, replacement costs and other ethanol facilities.

NOTE 4. FUSION CAPITAL TRANSACTION

During the nine months ended September 30, 2006, the Company sold 1,894,699 shares of common stock to Fusion Capital Fund II, LLC (“Fusion”) for total gross proceeds of $9,846,016. There have been no sales of common stock to Fusion since April 20, 2006.

In January 2006, the Company issued 75,000 warrants to a group of consultants as compensation for introducing, arranging and negotiating the financing with Fusion. The Company also agreed to pay 2.38% of the gross funds received from Fusion to these consultants as further compensation. The amounts related to the warrants and fees paid to these consultants have been recorded as a reduction to additional paid-in-capital.

NOTE 5. PRIVATE OFFERINGS

On April 13, 2006, the Company completed the closing of two separate private offerings of the Company’s common stock.

Under the first offering, the Company sold a total of 6,697,827 shares of its common stock at a purchase price of $4.50 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $30,139,864. The Company also issued warrants to purchase 1,339,605 shares of common stock at a purchase price of $4.50 per share and warrants to purchase 669,846 shares of common stock at a purchase price of $6.85 per share. The warrants have an expiration date of April 4, 2009.

Under the second offering, the Company sold a total of 888,889 shares of its common stock at a purchase price of $4.50 per share to a purchaser that qualified as an accredited investor, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $4,000,000. The Company also issued warrants to purchase 177,778 shares of common stock at a purchase price of $4.50 per share and warrants to purchase 88,889 shares of common stock at a purchase price of $6.85 per share. The warrants have an expiration date of April 4, 2009.

In connection with these offerings, the Company incurred cash transaction expenses of $2,503,144, including placement agent fees. The Company also issued, as additional compensation to the placement agent, warrants to purchase 606,938 shares of common stock at a purchase price of $4.50 per share.

NOTE 6. INCENTIVE COMPENSATION PLAN

The Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the Plan, the total number of shares of common stock that may be subject to the granting of awards is 4,000,000 shares, plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. Persons eligible to receive awards under the Plan are the officers, directors and employees of and consultants to the Company and its subsidiaries. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan to (i) increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (ii) eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year.

During the three and nine months ended September 30, 2006, options to purchase 260,000 and 1,355,000 shares of common stock, respectively, were awarded to executive officers and key employees. These options vest up to one year from the date of grant and are exercisable over a five-year period with exercise prices ranging from $3.62 to $11.04 per share. The fair value of these options is $494,029 and $4,758,890, respectively, and was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over the respective vesting periods. During the three months ended September 30, 2006, unvested options to purchase 350,000 shares of common stock were forfeited by the Company’s former Chief Executive Officer pursuant to a separation agreement. The Company recorded net compensation expense for outstanding stock options of $122,766 and $2,761,341 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, 317,070 shares of common stock and stock options to purchase 1,485,000 of common stock have been granted under the Plan.

As of September 30, 2005, 317,070 shares of our common stock were awarded under the Plan. The fair value of these shares was estimated using the offering price of $3.25 per share and was recorded as employee compensation or consulting fee expense. During the nine months end September 30, 3005, compensation expense related to these stock awards was $1,030,478.

As of September 30, 2005, options to purchase 480,000 shares of common stock were awarded under the Plan. During the three months ended September 30, 2005, the Company awarded options to purchase 330,000 shares of common stock. These options are exercisable over a five-year period with exercise prices $4.00 per share. The weighted average exercise price for all outstanding options was $3.95. During the same period, current options to purchase 150,000 shares were forfeited or reclassified. During the nine months ended September 30, 2005, compensation expense related to these options was $440,983.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.74%	4.04%	4.78%	3.94%
Expected life of options	5.00	5.00	4.60	4.38
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55.0%	40.0%	55.0%	40.0%

NOTE 7. WARRANTS

During the nine months ended September 30, 2006, the Company issued 2,958,056 warrants pursuant to equity financing and debt conversion. There were no warrants issued during the three months ended September 30, 2006. The Company also granted during the three and nine months ended September 30, 2006, 0 and 940,122 warrants, respectively, to consultants, strategic partners and advisors as compensation for services rendered.

The fair value of warrants granted as compensation during the nine months was estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over the relevant vesting periods. The Company recorded compensation expense of $281,646 and $867,208 for the three and nine months ended September 30, 2006 and a loss on royalty note conversion for outstanding warrants of $0 and $2,170,212 for the three and nine months ended September 30, 2006, respectively.

The weighted average fair value of warrants is estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	-	3.71%	4.91%	3.71%
Expected life of options	-	3.00	3.23	3.00
Expected dividend yield	-	0%	0%	0%
Expected volatility	-	40.0%	55.0%	40.0%

During the nine months ended September 30, 2006, warrants to purchase and 311,428 shares, respectively, were exercised for total cash proceeds of $945,120. There were no exercised warrants during the three months ended September 30, 2006.

At September 30, 2006, the Company had total outstanding warrants to purchase 5,042,776 shares of common stock outstanding with a weighted average exercise price of $5.21.

NOTE 8. RELATED PARTY TRANSACTIONS

In February 2005, the Company entered into a Consulting Services Agreement with Jeffrey S. Langberg, then a major stockholder and a member of the Company’s Board of Directors, pursuant to which Mr. Langberg agreed to provide the Company general business advisory services. Under this agreement, the Company paid Mr. Langberg a monthly consulting fee of $15,000 and Mr. Langberg was eligible to receive awards under the Company’s 2005 Incentive Compensation Plan. Mr. Langberg did not receive any compensation otherwise payable to him as a director. During the nine months ended September 30, 2006, Mr. Langberg received consulting fees of $135,000 and was awarded a performance bonus of $400,000 payable during 2006. On June 12, 2006, Jeffrey S. Langberg resigned as a director but continued to serve as an advisor to the Board of Directors of the Company. For the nine months ended September 30, 2006, total office rent expense of $90,000 was paid under a sublease with Xethanol Management Services, LLC, which is a single member limited liability company controlled by Mr. Langberg. The Company’s management believes these payments of rent are reasonable and appropriate.

On June 12, 2006, the Company issued to Mr. Langberg an option to purchase 250,000 shares of common stock at an exercise price of $8.32 per share vesting upon the date on which NewEnglandXethanol, LLC has approved and commenced its initial project. For these purposes, the project shall have been approved and commenced when (a) the project has been approved, (b) financing for construction of the project has been obtained and closed and (c) the chief executive officer of the Company has notified the Board of Directors of the Company or the compensation committee thereof that conditions (a) and (b) have been met, which notification shall not be unreasonably withheld or delayed. The fair value of this option was $989,050 and will be charged to operations when vested.

On September 25, 2006, the Company terminated Mr. Langberg’s s consulting agreement effective immediately. As part of the separation agreement with Mr. Langberg that is currently being negotiated, the Company will pay Mr. Langberg $135,000 as a termination payment. During the three months ended September 30, 2006, the Company recorded compensation expense of $135,000 pursuant to the termination agreement.

On August 24, 2006, the Company and Christopher d’Arnaud-Taylor, the Company’s former Chairman, President and Chief Executive Officer, entered into a termination agreement under which the Company and Mr. d’Arnaud-Taylor agreed that Mr. d’Arnaud-Taylor’s employment by, and his position as an officer of, the Company was terminated effective as of August 22, 2006 (the “Termination Date”). The agreement provides that Mr. d’Arnaud-Taylor will continue to serve as a director of the Company for the remainder of his current term.

Under the termination agreement, the Company will continue to pay Mr. d’Arnaud-Taylor his salary and maintain his employment benefits as in effect immediately prior to the Termination Date through September 30, 2006 and the Company will pay Mr. d’Arnaud-Taylor $100,000 in severance on the three-month anniversary of the Termination Date. The agreement provides that, subject to Mr. d'Arnaud-Taylor's compliance with the terms of the agreement, the exercise periods of the options to purchase 250,000 shares of common stock at an exercise price of $5.56 per share and 450,000 shares of common stock at an exercise price of $8.32 per share that were granted to Mr. d’Arnaud-Taylor on February 28, 2006 and June 12, 2006, respectively, are extended until the third anniversary of the Termination Date with respect to one half of each option. The options are otherwise terminated. The agreement also provides that the Company will reimburse Mr. d’Arnaud-Taylor for any reasonable and appropriately documented business expenses he may have incurred prior to the Termination Date in the performance of his duties as an employee of the company and that Mr. d’Arnaud-Taylor will be entitled to continue his coverage under the Company’s group medical and dental plans to the extent provided in and subject to the terms and conditions of the Company’s standard policy.

Under the termination agreement, Mr. d’Arnaud-Taylor agreed to provide such advisory and consulting services as the Company may reasonably request during the three months after the Termination Date to permit the order transfer of his duties to other company personnel and not to solicit employees of the company during the period ending on the first anniversary of the Termination Date. The agreement also provides for the Company and Mr. d’Arnaud-Taylor to mutually release each other from all claims arising prior to the date of the agreement, other than claims based on the released party’s willful acts, gross negligence or dishonesty and, with respect to Mr. d’Arnaud-Taylor’s release of the Company, claims vested before the date of the agreement for benefits under the company’s employee benefit plans and claims for indemnification for acts as an officer of the Company.

On August 25, 2006, the Company and Mr. d’Arnaud-Taylor entered into a one year consulting agreement under which Mr. d’Arnaud-Taylor agreed to provide such consulting and advisory services as the Company may reasonably request from time to time. During the term of the agreement, the Company will pay Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in arrears) and reimburse him for any reasonable and appropriately documented business expenses he may incur in the performance of his duties under the agreement. The agreement provides that Mr. d’Arnaud-Taylor is not required to dedicate more than eight days in any calendar month to the performance of services under the agreement and that if he does provide services for more than eight days in any calendar month, the Company will pay him an additional $2,000 for each additional day or part thereof.

Mr. William P. Behrens, a newly elected director effective October 1, 2006, is the Vice Chairman of Northeast Securities, Inc. (“Northeast”). Pursuant to a placement agent agreement dated as of February 22, 2006 (the “Placement Agent Agreement”) between the Company and Northeast, Northeast acted as the Company’s placement agent in connection with the private offering of the Company’s common stock and warrants to purchase common stock consummated on April 13, 2006. In consideration of Northeast’s services under the Placement Agent Agreement, on April 13, 2006, the Company paid Northeast $1,928,397 in cash and issued to Northeast and its designees warrants (the “Placement Agent Warrants”) to purchase a total of 606,938 shares of the Company’s common stock at an exercise price $4.50 per share, exercisable at any time until April 12, 2009. The Placement Agent Warrants may be exercised on a “cashless” basis at any time and are otherwise exercisable on the same terms and conditions as the warrants issued to the investors in the April 2006 private placement. Placement Agent Warrants to purchase 63,891 shares of common stock were issued to Mr. Behrens as a designee of Northeast. The Placement Agent Agreement provides that the shares of common stock issuable upon exercise of the Placement Agent Warrants are entitled to registration rights on the same terms as the shares of common stock and warrants purchased by the investors in the April 2006 private placement

On October 1, 2006, the Company and Northeast entered into an advisory agreement pursuant to which Northeast will, on a non-exclusive basis, assist the Company in various corporate matters including advice relating to general capital raising, mergers and acquisition matters, recommendations relating to business operations and strategic planning. In consideration of these services, the Company will pay Northeast an advisory fee of $10,000 per month during the term of the agreement and reimburse Northeast for all necessary and reasonable out-of-pocket costs and expenses it incurs in the performance of its obligations under the agreement. The term of the agreement is one year, subject to earlier termination by the Company in the event of a material breach by Northeast of any of its obligations under the agreement. The agreement provides that if, within twelve months after the termination of the agreement, the Company either (i) consummates a financing transaction with any investor introduced to the Company by Northeast prior to the termination or (ii) enters into a definitive agreement to consummate a financing transaction with any such investor and the financing transaction is consummated within six months thereafter, then the Company shall pay Northeast a cash fee in line with industry standard rates. The agreement also provides that the Company shall indemnify Northeast against any losses, claims, damages and liabilities it may incur as a result of its engagement as an advisor under the agreement, other than losses, claims, damages and liabilities resulting solely from Northeast’s gross negligence or willful misconduct.

NOTE 9. INVESTMENT IN H2DIESEL, INC.

On April 14, 2006, the Company entered into an Investment Agreement (the “Original Investment Agreement”) with two institutional investors (the “Investors”) and H2Diesel, Inc. (“H2Diesel”). On May 17, 2006, the parties entered into an amendment (the “Amendment”) of the Original Investment Agreement effective as of April 14, 2006. The Original Investment Agreement as amended by the Amendment is referred to as the “Investment Agreement.”

On March 20, 2006, in exchange for gross proceeds of $2,000,000 from the Investors, H2Diesel issued to the Investors 3,250,000 shares of H2Diesel’s common stock and stock options to purchase 2,000,000 shares of H2Diesel’s common stock for an aggregate purchase price of $5,000,000 (the “Investor Option”). On April 14, 2006, H2Diesel issued to the Company a total of 2,600,000 shares of H2Diesel’s common stock, granted the Company the right to purchase up to an additional 2,000,000 shares of H2Diesel common stock at an aggregate purchase price of $3,600,000 (the “Company Option”), and the Company granted the Investors the right to require the Company to purchase the 3,250,000 shares of H2Diesel common stock owned by the Investors in exchange for 500,000 shares of the Company’s common stock (the “Put Right”). Of the 2,600,000 shares of H2Diesel common stock issued to the Company, 1,300,000 shares were issued as an inducement to enter into the Put Right. The fair value of these shares was $793,815, based on a share price of approximately $0.61and was credited to additional paid-in capital. Concurrently, on April 14, 2006, the Investors exercised their respective Put Rights, and the Company purchased the Investors’ 3,250,000 shares of H2Diesel’s common stock in exchange for 500,000 shares of the Company’s common stock. The Company considers its investment in H2Diesel as a variable interest in a VIE. Since the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in H2Diesel utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at the   fair value of the Company’s shares issued of $5,425,000. The Company’s 5,850,000 shares of H2Diesel common stock held by the Company as of September 30, 2006, represented 45% of the H2Diesel common stock then outstanding.

On October 20, 2006 H2Diesel completed a "reverse merger" transaction, in which Wireless Holdings, Inc., a Florida corporation (”Wireless Holdings”), caused its newly-formed, wholly owned subsidiary, Wireless Acquisition Holdings Corp., a Delaware corporation, to be merged with and into H2Diesel. The common stock of Wireless Holdings is quoted on the OTC Bulletin Board under the symbol WLHO.OB. Shortly before the closing of the reverse merger, H2Diesel completed a private offering to accredited investors of 2,915,000 shares of its common stock, par value $.0001 per share, and received gross proceeds of $2,915,000 at the closing of the private offering, which includes the conversion of a demand note in the principal amount of $765,000 into 765,000 shares of its common stock at price of $1.00 per share. Upon the effectiveness of the reverse merger, each share of H2Diesel common stock outstanding immediately prior thereto was converted into one share of the common stock of Wireless Holdings. As of October 20, 2006 the Company owns approximately 34.2% of the outstanding common stock of Wireless Holdings. H2Diesel is a development stage company that has not generated any revenues.

The fair value of the Company’s investment in H2Diesel as of April 14, 2006 has been estimated as follows:

Net assets of H2Diesel	$988,747
Sublicense agreement	1,000,000
Master license agreement	3,436,253
Investment in H2Diesel	$5,425,000

Summarized financial information of H2Diesel, Inc. as of June 30, 2006 is as follows:

Period from February 28,
2006 (Inception) to
June 30, 2006
Statement of Operations:
Research and development expenses	$30,902
General and administrative expenses	1,929,093
Net loss from operations	(1,959,995)
Interest expense	235,348
Net loss	$(2,195,343)

June 30, 2006

Cash	$59,567
Prepaid expenses	711,480
Total current assets	771,047
License agreement	8,061,300
Total assets	$8,832,347

Accounts payable and accrued expenses	$236,352
License agreement payable (net), current	2,392,061
Total current liabilities	2,628,413
License agreement payable (net), non-current	3,908,840
Total liabilities	6,537,253

Common stock	1,300
Additional paid-in capital	4,489,137
Accumulated deficit	$(2,195,343)
Total stockholders’ equity	2,295,094
Total liabilities and stockholders’ equity	$8,832,347

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

On August 25, 2006, H2Diesel notified the Company of its election to exercise its right to terminate the Management Agreement between the parties effective as of September 25, 2006. H2Diesel elected to terminate the Management Agreement because it believed that it was in its best interest to disengage the Company and to pursue additional internal management and/or a replacement external manager. The Company has no financial obligation to H2Diesel in regard to the Management Agreement termination and the Company will retain the 1,300,000 shares of H2Diesel common stock it received pursuant to the Management Agreement. Accordingly, during the period from April 14, 2006 through September 30, 2006, the Company has recorded management fee income of $436,598 which is net of $357,217, the Company’s 45% equity portion of management fee expense recorded by H2Diesel.

As a consequence of the Investors’ exercise of the Put Option, the right to exercise the Investor Option was transferred to the Company. The Investors retained the right to purchase up to 500,000 of the shares that are subject to the Investor Option if the Company exercises the transferred Investor Option. If they did not exercise their right to purchase all of the 500,000 shares of H2Diesel common stock that they were entitled to purchase pursuant to their retained Investor Option rights, then the Company may have purchased those shares. The Company elected not to exercise the Company Option or the Investor Option prior to their expiration on August 15, 2006.

The financial statements of Wireless Holdings were not available as of the date of this filing. Wireless Holdings will file a Form 10-QSB for the period ended September 30, 2006. The Company has estimated Wireless Holdings’ loss for the period from April 14, 2006 through September 30, 2006. For the period from April 14, 2006 through September 30, 2006, the Company recorded an estimated loss on the investment in H2Diesel of $922,274 based on the equity method of accounting including an estimated net loss of $665,827 for the three months ended September 30, 2006. The Company has capitalized its amended sublicense agreement with H2Diesel (as discussed below) and has estimated its useful life to be ten years from the Trigger Date (see below). The Company will amortize the value of the amended sublicense agreement commencing on the Trigger Date. The Company will record expense pursuant to the Company’s amended sublicense agreement based on the greater of minimum royalties due or royalties per gallon of product purchased from H2Diesel. Minimum royalty expense is recognized on a straight-line basis over each period if guaranteed, as defined, in the license agreement. Royalties exceeding the defined minimum amounts are recorded as expense during the period corresponding to product purchases. Minimum royalties shall not be due until H2Diesel has met certain product specifications and other requirements of the Company. Accordingly, no expense has been recorded for the period ended September 30, 2006. A loss in the value of the investment in H2Diesel which is other than a temporary decline will be recognized in accordance with APB18.

H2Diesel plans to produce, sell or sublicense to third parties for its manufacture and use, a proprietary vegetable oil based bio-fuel to be used as an additive or substitute for conventional petroleum diesel and bio-diesel, heating and other fuels , pursuant to an exclusive license agreement entered into by H2Diesel on March 20, 2006 (the “Master License”). H2Diesel’s business model is to utilize its licensed proprietary technology to manufacture or sublicense its fuel products for sale to alternative fuel manufacturers and distributors.

Under the Amended Sublicense Agreement, the Company was granted an exclusive sublicense to produce and sell products (“Products”) incorporating a fuel additive (the “Additive”) manufactured by the Company in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and a non-exclusive license to sell those Products anywhere within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties. It is the Company’s belief that the Additive improves the performance of biodiesel fuels.

Under the Amended Sublicense Agreement, H2Diesel must sell Additive to the Company which is sufficient to meet the Company’s requirements for the production of Product at the lower of its actual cost or the price at which it sells Additive to unrelated third parties or at such other price as the Company and H2Diesel may agree upon. The Company is obligated to pay certain royalties to H2Diesel based on sales of Products by us or our sublicensees. The royalty (the “Royalty”) that the Company must pay per gallon of Product that the Company or our distributors sell is the lesser of $.10 per gallon or the lowest per gallon royalty that H2Diesel charges to unrelated entities. The minimum total Royalties that the Company must pay during the first royalty period, which begins on the date H2Diesel first notifies us that it can produce and deliver Additive in sufficient quantities to meet our requirements, is able to do so and provides us with the technical and engineering specifications necessary for a plant to produce the Products (the “Trigger Date”) and ends 12 months later, is the total Royalties that would be payable based upon sales of 20,000,000 gallons of Product (the “Minimum Sales Amount”). The Minimum Sales Amount increases by 10,000,000 barrels for each succeeding 12-month period during the initial term of the Amended Sublicense Agreement, which ends 10 years from the Trigger Date. If the Company does not meet the Minimum Sales Amount, or pay the Royalties that would have been payable had the Company met the Minimum Sales Amount, in any twelve-month period, the Company’s rights become non-exclusive. H2Diesel also has the right to terminate the Amended Sublicense Agreement if Royalties based upon the Minimum Sales Amount are not paid for the first three twelve-month periods after the Trigger Date. The Amended Sublicense Agreement automatically renews for successive one year periods provided there is no existing default at the time of renewal. As of November 14, 2006, the Trigger Date had not yet commenced and accordingly, no royalty expense has been recorded by the Company pursuant to the Amended Sublicense Agreement.

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

A net expense of $1,966,712 related to issuance of the warrants and the waiver of interest is reflected in Other expense in the Consolidated Statements of Operations as Loss on Royalty Note Conversion.

NOTE 11. ORGANIZATION OF COASTALXETHANOL, LLC

In April 2006, the Company entered into a letter of intent with Coastal Energy Development, Inc., a Georgia corporation (“CED”), to jointly develop plants for the production of ethanol in the State of Georgia and in the South Carolina counties in which the cities of Charleston and Georgetown are located. In April 2006, the Company formed a subsidiary, CoastalXethanol, LLC (“CX”) for the purpose of implementing the projects contemplated by that letter of intent. On May 30, 2006, the Company entered into an Organizational Agreement (“Organizational Agreement”) with CED, pursuant to which the Company and CED organized CX. On the same date, the Company and CED entered into an Operating Agreement that relates to the operation and management of CX. The purpose for which CX was organized is to develop and operate facilities for the production of ethanol in the State of Georgia and in certain parts of the State of South Carolina. The Company has granted CX the exclusive right to use its technology for the development and operation of such facilities in the geographic areas in which CX intends to construct its facilities.

The Company invested $40,000 for 80% of the membership interests in CX and CED invested $10,000 for 20% of the membership interests in CX. In connection with those Agreements, the Company issued to CED a warrant to purchase 200,000 shares of our Common Stock at a purchase price of $6.85 per share that is first exercisable on May 30, 2007 and is exercisable until May 30, 2010. The fair value of these warrants is $1,011,420 and is being amortized over its vesting period. The Company granted CED certain registration rights with respect to the shares underlying such warrants.   In the event of a change of control of the Company, CED will have the right to exchange its interest in CX for shares of the Company’s common stock, at an exchange rate that is based upon the appraised value of CED’s interest in CX and 95% of the market price of the Company’s common stock for the 15 days preceding the completion of the valuation of CED’s interest in CX. The Company also agreed to permit CED to require the Company to exchange CED’s interest in CX for shares of the Company’s common stock after three years from the date of the Organizational Agreement. CED agreed to permit the Company to require CED to exchange its interest in CX for shares of the Company’s common stock after three years from the date of the Organizational Agreement. In each case, the exchange rate will be set by mutual agreement or, if the Company and CED cannot agree, based upon the appraised value of CED’s interest in CX and the market price of the Company’s common stock for the 30 days preceding the completion of the valuation of CED’s interest in CX.

Acquisition of site in Augusta, Georgia

In May 2006, CX signed a letter of intent with Pfizer, Inc. to purchase Pfizer's pharmaceutical manufacturing complex located in Augusta, Georgia. CX intends to adapt that plant for use in producing ethanol from corn, and ultimately from cellulosic and other biomass waste streams generated by industrial producers in the surrounding areas. On August 23, 2006, CX closed its purchase of the site. Under the purchase agreement, CX, through its newly-formed, wholly-owned subsidiary, Augusta BioFuels, LLC (“ABF”), paid approximately $8.6 million in cash for the facility. The cash to acquire the facility was provided by a loan from the Company to CX (the “CX Note”) and a loan from CX to ABF (the “ABF Note”). The terms of the CX Note provide for five annual payments of principal and interest with the first annual payment due on the first anniversary of the date upon which ABF begins producing saleable ethanol. So long as the CX Note is outstanding, the Company will receive an extra 10% of any distributions made by CX with respect with respect to the membership interests in CX. As the amount outstanding under the CX Note decreases, the extra 10% that the Company is entitled to receive will be reduced proportionately.

The Company plans to construct a 50 million gallon per year ethanol facility at the site.

 As of September 30, 2006, the Company has advanced $586,000 to CX for working capital purposes. Advances to CX are repayable out of CX’s cash. CX has loaned $378,000 to CED for working capital purposes. CX loans to CED are repayable to CX from any distributions by CX to CED in respect to CED’s membership in CX. CX has provided a reserve against its loans to CED pending CX having distributable cash flow. The Company consolidates the operations of CX.

On October 31, 2006, ABF entered into a purchase and sale agreement with Rabin Worldwide, Inc, (the “Buyer”) for the sale of certain surplus equipment at the Augusta site. The Buyer paid $3,100,000 in cash to ABF and agreed to perform certain demolition work at the site which has been valued at $1,600,000. The demolition work is to be performed in three phases between November 2006 and June 2007 in accordance with the terms of a demolition agreement.

NOTE 12. ORGANIZATION OF NEWENGLANDXETHANOL, LLC

In April 2006, the Company formed NewEnglandXethanol, LLC (“NEX”). In June 2006, the Company entered into an Organizational Agreement with Global Energy and Management, LLC (“Global”) and an Operating Agreement with NEX and Global relating to the operation and management of NEX. The purpose for which NEX was formed and organized is to develop and operate ethanol production plants in Connecticut, Massachusetts, Rhode Island, New Hampshire, Maine and Vermont. The parties intend that each of those plants will be owned by a special purpose limited liability company owned by NEX and third party investors and operated by Global.

The initial manager of NEX will be Lee R. Tyrol, a principal of Global. Pursuant to the Organizational Agreement, Global will provide those special limited liability companies with certain services that are listed in the Organizational Agreement, and they will pay Global the fees set forth in the Organizational Agreement. The Company and Global each own 50% of the membership interests in NEX.

In connection with the Company’s agreement with Global, the Company issued to Global a warrant to purchase 20,000 shares of our Common Stock at a purchase price of $6.85 per share that is first exercisable on the first anniversary of the date of the Organizational Agreement and expires on the fourth anniversary of the date of the Organizational Agreement. The Company has granted Global certain registration rights with respect to the shares underlying such warrants.   In the event of a Change of Control of the Company, Global will have the right to exchange its interest in NEX for shares of the Company’s common stock, at an exchange rate that is based upon the appraised value of Global’s interest in NEX and 95% of the market price of the Company’s common stock for the 15 days preceding the completion of the valuation of Global’s interest in NEX. The Company also agreed to permit Global to require the Company to exchange its interest in NEX for shares of the Company’s common stock after three years from the date of the Organizational Agreement. The exchange rate will be set by mutual agreement or, if the Company and Global cannot agree, based upon the appraised value of Global’s interest in NEX and 90% of the closing price of the Company’s common stock for the 15 days preceding the completion of the valuation of Global’s interest in NEX.

The Company has preliminarily determined that NEX is a variable interest entity. The Company is not the primary beneficiary and does not control NEX. Accordingly, the Company will account for this investment based on the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

NOTE 13. ACQUISITION OF ADVANCED BIOMASS GASIFICATION TECHNOLOGIES, INC.

Pursuant to an Agreement and Plan of Acquisition dated June 13, 2006, the Company purchased all of the outstanding capital stock of Advanced Biomass Gasification Technologies, Inc. (“ABGT”) from UTEK Corporation in exchange for 136,838 shares of the Company’s Common Stock at a price of $8.27 for a total consideration of $1,131,650.

ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (the “EERC”) of certain patents and know-how related to lignin and biomass gasification in Imbert gasifiers (the “Gasification Technology”). At the time of the acquisition, ABGT had cash of $400,000. ABGT is also a party to a Base Research Agreement with EERC, which has agreed to perform initial research, development, demonstration, and project implementation work with respect to the Gasification Technology (the “Project”), to provide the results of that work to ABGT, to give ABGT a one-year exclusive right of first negotiation to license inventions, discoveries or computer software developed as a result of that project and to grant ABGT a nonexclusive right to use any such invention, discovery, computer software or improvement internally to ABGT. Under the Base Research Agreement, as of September 30, 2006, ABGT had contributed $300,000 to the Project which was supplemented with funding from two EERC programs with the Department of Energy, which provided an additional $480,000.

The license that the EERC granted to ABGT is a worldwide license having a term that is the longer of 20 years or the life of the licensed Gasification Technology. Subject to the satisfaction by ABGT of certain royalty obligations, the license is exclusive in the fields of Lignin and Biomass Feedstock Gasification in Imbert gasifiers of up to 10 megawatt thermal. ABGT has the right to sublicense its rights. ABGT is obligated to pay the EERC royalties based upon its sales of equipment that use the licensed technology, the fuel and/or electricity savings of ABGT’s customers, and ABGT’s sublicensing income. If ABGT does not meet certain minimum royalty thresholds, which apply on a country-by-country basis, its rights in that country become nonexclusive and extend for the term of the license agreement. ABGT also has certain obligations to commercialize the technology based upon milestones that are set forth in the license agreement. ABGT had no operations prior to the Company’s purchase of its assets.

The fair values of the intangible assets of ABGT as of September 30, 2006 are as follows:

License	$248,505
Research Agreement	715,000
$963,505

The value of the Base Research Agreement is being amortized over its three-year term. The Company recorded amortization expense of the AGBT license and research agreement of $68,145 for the period from June 13, 2006 through September 30, 2006. The license agreement is being amortized over 20 years.

NOTE 14. WRITE-OFF OF INTANGIBLE ASSETS

The Company charged $3,635,416 to expense during the fourth quarter of 2005, representing the unamortized cost of license agreements obtained as a result of the Company’s acquisitions of Advanced Bioethanol Technologies Inc., Ethanol Extraction Technologies, Inc., Superior Separation Technologies, Inc. and Xylose Technologies, Inc. The technologies that are covered by these licenses are primarily designed to enhance ethanol production processes and improve feedstock separation to enable biomass conversion. The Company has research agreements with each of the institutions and scientists who hold the original patents for these technologies. Although the Company anticipates further development and testing of the technologies, as well as new technologies and opportunities that may evolve from these relationships, given the pre-commercial stage of these technologies and the uncertainties surrounding both the ultimate commercial deployment of the technologies and the timing and amounts of any cash flows related to such deployment, the Company determined an impairment loss should be recognized.

NOTE 15. LEGAL PROCEEDINGS

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust (hereinafter, the "Plaintiffs"), commenced an action against the Company in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351, requesting declaratory judgment declaring that Plaintiffs are entitled to receive 300,000 shares of the Company’s common stock (264,000 share after adjustment for the Company’s reverse merger) and seeking transfer to Plaintiffs of these 264,000 shares of the Company’s common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty.  The Company filed a notice of removal on August 29, 2005, and the case is now being heard in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG).  On September 8, 2005, the Company filed its answer and affirmative defenses to Plaintiffs' complaint, asserting that the Rolls do not have any ownership interests in the Company’s shares.  The case is on the trial calendar for trial during a trial term commencing April 2, 2007.

On October 23, 2006, a purported class action complaint (Milton Ariail vs. Xethanol Corporation, Lawrence S. Bellone, Christopher d’Arnaud-Taylor and Jeffery S. Langberg, Civil Action No. 06-10234) was filed in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that the Company and the individual defendants made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The individual defendants, Lawrence S. Bellone, Christopher d’Arnaud-Taylor and Jeffery S. Langberg, are respectively the Company’s Chief Financial Officer and a member of its board of directors; a member of its board of directors and its former Chairman, President and Chief Executive Officer; and a former member of its board of directors. The plaintiff seeks, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees, on behalf of a purported class of purchasers of the Company's common stock during the period between January 31, 2006 and April 8, 2006. Neither the Company nor, to its knowledge, any of the individual defendants has yet been served with a copy of the complaint. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

On October 31, 2006, two additional purported class action complaints (Joseph Spoto vs. Xethanol Corporation, Lawrence S. Bellone, Christopher d’Arnaud-Taylor and Jeffery S. Langberg, Civil Action No. 06-11476, and Robert Hamilton vs. Xethanol Corporation, Lawrence S. Bellone and Christopher d’Arnaud-Taylor, Civil Action No. 06-11477 ) were filed in the United States District Court for the Southern District of New York. On November 1, 2006, an additional purported class action complaint (Cheryl Difruscio vs. Christopher d’Arnaud-Taylor, Lawrence S. Bellone, Jeffery S. Langberg and Xethanol Corporation, Civil Action No. 06-11516) was filed in the United States District Court for the Southern District of New York. Each of these three complaints makes substantially the same allegations as the complaint filed on October 23, 2006 and each of these three plaintiffs seeks substantial the same damages as those sought by the plaintiff in the complaint filed October 23, 2006 on behalf of the same purported class. We believe that these three complaints are without merit and we intend to defend the litigation vigorously.

Litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time could have a material adverse effect on the Company’s business, results of operations and financial condition.  Any litigation to which the Company is subject could result in substantial costs and, further, could require significant involvement of management and may divert management’s attention from the Company’s business and operations.

NOTE 16. COMMITMENT

On June 30, 2006, the Company entered into an agreement with PRAJ Industries. Ltd. (“PRAJ”) to supply process license, design, and engineering and supervision services for the construction of a 35 million gallon dehydrated ethanol production plant alongside the Company’s currently operational Blairstown ethanol facility. The cost of the contract is $1,845,000 and is payable over seven installments based on predetermined deliverables. The first payment of $270,000 was made on August 1, 2006. The contract is expected to be completed in mid-2007.

NOTE 17. SUBSEQUENT EVENT

On November 7, 2006, pursuant to an amended and restated asset purchase agreement, the Company purchased all of the assets of a former fiberboard manufacturing facility in Spring Hope, North Carolina. As consideration for the acquisition, the Company paid $4,000,000 in cash, 1,197,000 shares of the Company’s common stock valued at $2.94, the closing price of the Company’s common stock on the preceding business day, and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The fair value of the warrants using the Black-Scholes option pricing model is $277,470. Total consideration paid for the facility amounted to $7,796,650.

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

Overview

Xethanol Corporation is a biotechnology-driven company in the emerging biomass-to-ethanol industry. The Company currently produces ethanol and its co-products at its corn based ethanol plant in Blairstown, Iowa. Ethanol is a clean burning, renewable fuel and is used as a primary gasoline additive under the Energy Policy Act of 2005. In the future, we plan to optimize the use of biomass in the renewable energy field and convert biomass that is currently being abandoned or land filled into ethanol or other valuable co-products. Our business model is to deploy proprietary biotechnologies that will extract and ferment sugars trapped in biomass waste concentrations in a cost effective manner by locating ethanol plants closer to biomass sources and in proximity to urbanized high-demand ethanol markets.

We began our ethanol production operations in September 2003, with the acquisition of an Iowa-based ethanol producer, Permeate Refining, Inc. In October 2004, we purchased a second plant in Blairstown, Iowa, which operates as Xethanol BioFuels, LLC, our wholly-owned subsidiary.

On February 2, 2005, we completed a reverse merger transaction with Zen Pottery Equipment, Inc. (“Zen”), a Colorado corporation formed in April 1991. Prior to the merger, Zen was a company that manufactured pottery kilns. After the merger, the business of Zen was discontinued and we succeeded to the business of Xethanol’s as our sole line of business. Upon the closing of the merger, our directors and management became the directors and management of Zen which then reincorporated in Delaware and changed its name to Xethanol Corporation.

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

Our ethanol growth strategy encompasses a multi-pronged approach which is geared at ultimately increasing production levels and lowering production costs, thereby driving profitability. This approach is summarized as follows:

•	Increase production capacity at our Blairstown site with the construction of a new facility,

•
Employ a regional approach to building new ethanol production by focusing on port sites and urban areas on the Atlantic and Gulf coasts. By creating a regional alliance strategy we will combine the Company’s ethanol expertise with local capital, human resources and project development skills to penetrate coastal markets presently being served by “imports” from the corn belt,

•	Acquire dormant industrial facilities with adaptable infrastructure for conversion to ethanol production,

•	Adopt a multiple feedstock approach to plant development enabling use of corn and other feedstocks, where applicable,

•	Employ a sector strategy to expansion by focusing on the forests products industry, a prolific provider of biomass streams and an area where we believe we have significant technological advantages,

•
Manufacture and market products for use with fuels other than ethanol, including biodiesel that contains a fuel additive that we have licensed from H2Diesel, Inc., and to produce and sell the products in certain U.S. territories.

At the present time, we own two ethanol plants in Iowa - Xethanol BioFuels in Blairstown and Permeate Refining in Hopkinton.

Xethanol BioFuels was acquired in November 2004 as an idled plant. During the first nine months of 2005, this facility underwent substantial refurbishment and became operational in July 2005. This is a corn-based operation with a nominal production capacity of 5.5 millions gallons of ethanol per year. In July 2006, we announced plans to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year. We have engaged the Facility Group to provide construction services and PRAJ Technologies to provide engineering and design services and certain equipment. This facility is expected to come on line in the fourth quarter of 2007.

Permeate Refining was initially designed to process waste starches and sugars and has a nominal production capacity of 1.6 million gallons of ethanol per year. In April 2005, we ceased operations at the Permeate Refining plant in order to refurbish the facility. The facility remains closed while we evaluate alternatives to maximize its strategic value.

All of the ethanol produced at our BioFuels plant is sold to Aventine Renewable Energy Holdings, Inc. under a renewable three-year off-take agreement. Sales are made at monthly price determined on a pooled basis. The pool includes Aventine’s ethanol production as well as the Company’s and other small producers that are members of the Aventine marketing alliance. The pooled price is a combination of forward and spot sales less the cost of transportation and marketing overhead. Aventine also receives a sales commission. Distiller’s wet grains that are produced as a by-product at BioFuels are sold through a local merchandising agent.

We continue to believe that the acquisition, licensing and development of technologies is a key driver to its business. During the period we entered into research agreements with The National Renewable Energy Laboratory (NREL), the USDA Forest Products Laboratory and Virginia Polytechnic Institute. We also acquired Advanced Biomass Gasification Technologies, Inc. which in addition to giving us access to proprietary gasification technology; we entered into a three year research program with the Energy & Environmental Research Center (EERC) at the University of North Dakota. We will continue to seek opportunistic investments in new technologies, enter into strategic relationships with research institutions and to consult with eminent scientists, inventors and innovators.

The formation of CoastalXethanol and NewEnglandXethanol are our first two regional strategic alliances from which we intend to develop and execute business opportunities both in the Southeast and New England regions. As our first initiative, with CoastalXethanol, we acquired a former pharmaceutical manufacturing facility in Augusta, Georgia for approximately $8.6 million. This is a 40 acre site with significant infrastructure including office, warehouse, and laboratory space. We intend to construct an ethanol facility on this site with a production capacity of 50 million gallons per year.

In July 2006, we formed BlueRidgeXethanol to pursue opportunities in North and South Carolina, Virginia, Kentucky and Tennessee. Our first initiative was to acquire the assets of Carolina Fiberboard, a former medium density fiberboard plant located in Spring Hope, North Carolina for approximately $7.8 million. This is a 212 acre site with buildings, equipment and infrastructure all compatible with an ethanol production facility. We intend to convert this location into a 35 million gallon per year ethanol facility. The site is located in an area where there is an abundant supply of wood chips and other forestry product material which would be feedstock for the plant.

In April 2006, we made a significant move to expand our product capability to include biodiesel fuel. Through our direct investment in H2Diesel, Inc., the holder of a proprietary technology for an additive used to produce diesel fuel, as well as through our licensing rights to utilize such technology, we believe we can add potential future revenue streams. On October 20, 2006 H2Diesel completed a "reverse merger" transaction, in which Wireless Holdings, Inc., a Florida corporation (”Wireless Holdings”), caused its newly-formed, wholly owned subsidiary, Wireless Acquisition Holdings Corp., a Delaware corporation, to be merged with and into H2Diesel. The common stock of Wireless Holdings is quoted on the OTC Bulletin Board under the symbol WLHO.OB. Shortly before the closing of the reverse merger, H2Diesel completed a private offering to accredited investors (as defined in Rule 501 of the Securities Act) of 2,915,000 shares of its common stock, par value $.0001 per share, and received gross proceeds of $2,915,000 at the closing of the private offering, which includes the conversion of a demand note in the principal amount of $765,000 into 765,000 shares of its common stock at price of $1.00 per share. Upon the effectiveness of the reverse merger, each share of H2Diesel common stock outstanding immediately prior thereto was converted into one share of the common stock of Wireless Holdings. As of October 20, 2006 the Company owns approximately 34.2% of the outstanding common stock of Wireless Holdings.

In June 2006, we acquired Advanced Biomass Gasification Technologies, Inc. ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (the “EERC”) of certain patents and know-how related to lignin and biomass gasification in Imbert gasifiers (the “Gasification Technology”). ABGT is also a party to a Base Research Agreement with EERC, which has agreed to perform initial research, development, demonstration, and project implementation work with respect to the Gasification Technology (the “Project”), to provide the results of that work to ABGT, to give ABGT a one-year exclusive right of first negotiation to license inventions, discoveries or computer software developed as a result of that project and to grant ABGT a nonexclusive right to use any such invention, discovery, computer software or improvement internally to ABGT. The license that the EERC granted to ABGT is a worldwide license having a term that is the longer of 20 years or the life of the licensed Gasification Technology.

Results of Operations

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net Loss. We incurred a net loss of $10,497,574 for the nine months ended September 30, 2006 versus a net loss of $6,088,857 for the nine months ended September 30, 2005. Included in the net loss for the nine months ended September 30, 2006 were non-cash charges totaling $7,008,606. Non-cash charges resulted from depreciation and amortization of $563,602, issuance of stock, options and warrants for services rendered of $4,196,802, the cost on issuance of warrants in connection with debt conversion of $2,170,212, and the estimated loss on equity of H2Diesel of $514,588 offset by management fee income of $436,598.

The increase in net loss of $4,408,717 for the period results from an increase in our operating loss of $3,242,226 and an increase in other expense of $1,166,491. The increase in operating loss was driven by higher operating expenses of $4,913,670 partially offset by the increase in gross profit of $1,671,444. Our ability to achieve profitable operations is dependent on increasing revenue through planned expansion. Our expectations are that we will not begin to show profitable operating results before December 2007; however, given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you that we will show profitable results at any time.

Sales. Sales for the nine months ended September 30, 2006 were $8,647,475 as compared to $2,058,548 for the nine months ended September 30, 2005. Sales during 2006 relate entirely to the BioFuels facility, and sales during 2005 relate entirely to the Permeate operations for the first two quarters and entirely to BioFuels for the third quarter. During the nine months ended September 30, 2006, BioFuels sold 4,033,623 million gallons of ethanol at monthly prices ranging between $1.52 and $2.38 per gallon with an average price of $2.01 per gallon and generated revenue of $559,425 from the sales of by-products. Total average revenue per gallon including by-products was $2.14. During the nine months ended September 30, 2005, we sold approximately 79,000 gallons of ethanol through the Permeate facility at an average price per gallon of $1.25 and approximately 1.1 million gallons of ethanol through the BioFuels facility at an average price of $1.62 per gallon and generated revenue of approximately $182,000 from the sales of by-products.

Cost of Sales. Cost of sales for the nine months ended September 30, 2006 were $7,609,598 compared to $2,692,115 for the nine months ended September 30, 2005. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation and repairs and maintenance. The increase in cost of sales is directly related to the increase in production during the period.

The average monthly cost of sales during the nine months ended September 30, 2006 was approximately $1.85 per gallon reflecting the increased costs of grain during the period from $0.79 per gallon in January to a high of $0.91per gallon during July. This increase was partially offset by decreases in factory overhead, including energy costs. The BioFuels facility is a refurbished plant and, as such, lacks the energy efficiencies of newer plants and requires more frequent repairs which may result in temporary production stoppages. Additionally, since the plant is a smaller production facility it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Profit (Loss). Gross profit for the nine months ended September 30, 2006 was $1,037,877 with a gross profit margin of 12.0% versus a gross loss of $633,567 for the nine months ended September 30, 2005. The increase in gross profit is principally due to a higher average selling price for the nine months ended September 30, 2006, as compared to the corresponding period in the prior year.

General and Administrative Expenses.  General and administrative expenses were $9,121,036 for the nine months ended September 30, 2006 as compared to $4,723,461 for the nine months ended September 30, 2005 reflecting an increase of $4,397,575. The primary components of general and administrative expenses are the expenses of our corporate office, general and administrative expenses related to BioFuels and expenses associated with Permeate while it is closed. Also included in 2005 were pre-opening expenses related to BioFuels of approximately $860,000 recorded during the period from January 1, 2005 to June 30, 2005.

Corporate office expenses of $8,800,971 for the nine month period ended September 30, 2006 represents approximately 96% of total general and administrative expenses for the period. $3,563,021 was due to compensation expense for management (salaries, benefits, taxes, cash bonuses and stock option awards) and $595,867 was due to compensation expense related to directors (stock option awards). Fees paid to advisors, consultants and other service providers amounted to $2,703,211. Included in these fees were fees paid for engineering services, public relations and investor relations services, IT services, public filings and related printing services, placement fees, search firm fees and warrants issued to members of our advisory board. Other significant items included a) expenses related to our CoastalXethanol venture of $533,140, b) travel and entertainment of $225,595, c) fees related to our AMEX listing of $79,292, d) auditing and legal fees of $256,459, e) rent and office related expenses of $222,680 and f) insurance expense of $62,971.

Research and Development. Research and development expenses increased by $516,095 to $619,158 for the nine months ended September 30, 2006 compared to $103,063 for the nine months ended September 30, 2005 reflecting our research agreements with the National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Polytechnic Institute and State University and the Energy &Environmental Research Center as well as a research and consulting services agreement with an outside scientist.

Interest Income. Interest income for the nine months ended September 30, 2006 increased by $703,653 from $40,427 for the nine months ended September 30, 2005 to $744,080 for the nine months ended September 30, 2006. This increase is due directly to the increase in our cash position and short term investments as a result of capital raised during the second fiscal quarter of 2006.

Organizational Expenses. In connection with the reverse merger in 2005, we paid $300,000 to the former owners of Zen to repurchase 8,200,000 of their Zen shares which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense during the nine months ended September 30, 2005.

Loss on Royalty Note Conversion. In connection with the conversion of our royalty notes, we issued 330,000 warrants with an exercise price of $12.50 to the holders of the royalty notes. The value of these warrants at the time of issue was $2,170,212. Also in connection with the conversion, the holders of the notes waived interest accrued up to the date of conversion of $203,500. The accrual is reflected in interest expense and as an offset to the cost of the warrants.

Loss on Equity of H2Diesel. We recorded an estimated loss on equity of H2Diesel of $922,274 for the nine months ended September 30, 2006. This loss represents our portion of H2Diesel net losses, based on the equity method of accounting, for the period from the effective date of our investment (April 14, 2006) through September 30, 2006.

Interest Expense. Interest expense decreased by $254,948 from $471,143 for the nine months ended September 30, 2005 to $216,195 for the same period in 2006. The decrease is the net result of a) $6,600,000 of royalty notes being outstanding during 2006 for 111 days as compared to $5,000,000 in royalty notes being outstanding during from January 19, 2005 through August 8, 2005, then $6,600,000 from August 8, 2005 until the notes were converted in April 2006, and b) a decrease in the outstanding balance due on the Permeate mortgage note from $1,125,000 to $0.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net Loss. We had a net loss of $2,398,236 for the three months ended September 30, 2006 versus a net loss of $1,612,898 for the three months ended September 30, 2005. Included in the net loss for the three months ended September 30, 2006 were non-cash charges totaling $603,314. Non-cash charges resulted from depreciation and amortization of $227,655, issuance of stock, options and warrants for services rendered of $462,012, and an estimated loss on equity of H2Diesel of $258,141 partially offset by management fee income of $344,494.

The net loss increase of $785,338 for the three months ended September 30, 2006 from $1,612,898 to $2,398,236 is the result of an increase in operating loss of $1,001,639 offset by an increase in other income of $216,301. Our loss from operations included an increase in operating expenses of $1,880,784 which was partially offset by an increase in gross profit of $879,145.

Sales. Sales for the quarter ended September 30, 2006 were $2,895,762 as compared to sales of $1,959,364 for the three months ended September 30, 2005, an increase of $936,398. During the three months ended September 30, 2006, BioFuels sold 1,269,619 gallons of ethanol at monthly prices ranging between $1.97 and $2.27 per gallon with an average price of $2.16 per gallon and generated revenue of $149,392 from the sales of by-products. During the three months ended September 30, 2005, BioFuels sold 1,097,198 million gallons of ethanol at an average price per gallon of $1.62 and generated revenue of $181,682 from the sales of by-products.

Cost of Sales. Cost of sales for the quarter ended September 30, 2006 was $2,491,384, a decrease of $57,253 compared to $2,434,131 for the same period in 2005. The decrease in cost of sales is primarily due to the decrease in factory overhead expenses of $88,009 and a decrease in the average per gallon cost from $2.02 to $1.92 per gallon for the period. Cost of sales is comprised of several cost components which are primarily direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation and repairs and maintenance.

The average monthly cost of sales during the three months ended September 30, 2006 was approximately $1.92 per gallon. The average cost of sales reflects average monthly grain costs of $.88 per gallon which was partially offset by decreases in factory overhead which include energy costs. The BioFuels facility is a refurbished plant and, as such, lacks the energy efficiencies of newer plants and requires more frequent repairs which may result in temporary production stoppages. Additionally, since the plant is a smaller production facility it cannot benefit from of economies of scale available to larger plants, leading to higher per gallon expenses than those of larger plants.

Gross Profit. Gross profit for the three months ended September 30, 2006 was $404,378 with a gross profit margin of 14.0% as compared to a gross loss of $474,767 for the three months ended September 30, 2005. The increase in gross profit is primarily due to the increase in the average selling price for the period, a decrease in the average cost per gallon and an increase in the number of gallons sold during the period.

General and Administrative Expenses. General and administrative expenses were $2,673,389 for the quarter ended September 30, 2006 as compared to $952,942 for the quarter ended September 30, 2005 reflecting an increase of $1,720,447. Corporate office expenses of $2,529,854 accounts for 95% of general and administrative expenses for the quarter end September 30, 2006.

Corporate office expense of $ 2,529,854 for the quarter ended September 30, 2006 included $140,000 in compensation expense related to management (salaries, bonus and stock option amortization) and $460,000 in compensation expense related to directors (stock option amortization). Management compensation expense includes a net reduction of $742,000 reflecting cancellation of certain previously issued options. Expenses related to advisors, consultants and other service providers amounted to amounted to $1,054,231. Included in this amount were expenses recorded for engineering services, public relations and investor relations services, IT services, public filings and related printing services, placement fees, search firm fees and amortization of warrant expense in connection with warrants issued as part of CoastalXethanol and NewEnglandXethanol ventures. .Other significant items include a) expenses related to our CoastalXethanol venture of $241,000 b) auditing and legal fees of $349,000 c) travel and entertainment of $130,000 and d) rent and office related expenses of $50,241.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 increased by $160,337 to $190,337 reflecting our research agreements with the National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Polytechnic Institute and State University and the Energy & Environmental Research Center as well as a research and consulting services agreement with an outside scientist.

Interest Income. Interest income increased by $346,482 from $12,186 for the three months ended September 30, 2005 to $358,668 for the three months ended September 30, 2006 due to the increase in our cash position and short term investments as a result of capital raised during the period.

Interest Expense. Interest expense for the three months ended September 30, 2006 decreased by $178,787 from $180,937 for the three months ended September 30, 2005 to $2,150 for the three months ended September 30, 2006. The decrease in interest expense is the net result of: 1) $6,600,000 of royalty notes being outstanding during the third quarter of 2005 ($5,000,000 outstanding from July 1, 2005 through August 8, 2005) as compared to $0 outstanding during the third quarter of 2006, and 2) a decrease in the outstanding balance due on the Permeate mortgage note from $1,125,000 in 2005 to $0 in 2006.

Loss on Equity of H2Diesel. We recorded an estimated loss on equity of H2Diesel of $665,827 for the three months ended September 30, 2006 versus $0 for the same period last year. This estimated loss represents our portion of H2Diesel losses, based on the equity method of accounting, for the period from July 1, 2006 through September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had cash, cash equivalents and short-term investments totaling $29,273,723. Our working capital as of September 30, 2006 was $29,296,505 representing an increase in working capital of $29,806,829 as compared to a working capital deficit of $510,324 at December 31, 2005.

During the nine months ended September 30, 2006, we used net cash of $3,431,218 for operating activities. Additional cash of $10,092,515 was used to purchase property and equipment (investing activity). Included in cash used for investing is approximately $8,600,000 for the purchase of the Augusta, Georgia site, approximately $1,100,000 used in the preconstruction phase of our Blairstown expansion project and approximately $350,000 for equipment and improvements at our existing Blairstown facility.

During the nine months ended September 30, 2006, we received net cash proceeds of $42,193,521 from the sales of our common stock. We raised $9,611,680 by selling shares of our common stock to Fusion Capital under a common stock purchase agreement dated October 18, 2005. We raised net proceeds of $31,636,721 on April 13, 2006 from the closing of two separate private offerings of our common stock and warrants to purchase our common stock. Additional cash proceeds of $945,120 were received from the exercise of stockholder warrants.

As of September 30, 2006, we had total debt of $25,054, representing our obligations under a capital lease. Senior notes of $6,600,000 outstanding at December 31, 2005 were converted to our common stock on April 21, 2006. Additionally, on August 1, 2006 we paid the remaining balance of $243,395 on our mortgage note.

 We anticipate significant capital expenditures and investments over the next 18 months related to our growth program. As previously discussed, we plan to build a new 35 million gallon production facility at our Blairstown location, convert the site in Augusta, Georgia to a 50 million gallon facility. We plan to develop a pilot plant using wood chips as a cellulosic feed stock at the site we acquired in Spring Hope, North Carolina on November 13, 2006. Once we have proven the technology on a pilot basis we will increase the rate of production to 35 million gallons per year based on available technology and equipment. On June 30, 2006, we entered into a $1.87 million contract for the design and engineering of the Blairstown facility and through September 30, 2006 have made payments of $270,000. The total cost of the Blairstown Project is expected to be approximately $74 million. This cost includes approximately $15 million related to a cogeneration plant. We anticipate that the cost of the Augusta project could be between $75 million and $87.5 million. We are continuing to evaluate several additional sites to construct new ethanol facilities. We plan to use a portion of our current cash to fund these site acquisitions and provide seed equity for the projects while we analyze financing options. We will also use cash on hand to fund corporate overhead, expand infrastructure to accommodate our planned expansion and opportunistically invest in technology and research and development.

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

There has been no change in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust (hereinafter, the "Plaintiffs"), commenced an action against us in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351, requesting declaratory judgment declaring that Plaintiffs are entitled to receive 300,000 shares of our common stock (264,000 shares after adjustment for our reverse merger) and seeking transfer to Plaintiffs of these 264,000 shares of Ethanol common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty.  We filed a notice of removal on August 29, 2005, and the case is now being heard in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG).  On September 8, 2005, we filed our answer and affirmative defenses to Plaintiffs' complaint, asserting that the Rolls do not have any ownership interests in the shares.  The case is on the trial calendar for trial during a trial term commencing April 2, 2007.

On October 23, 2006, a purported class action complaint (Milton Ariail vs. Xethanol Corporation, Lawrence S. Bellone, Christopher d’Arnaud-Taylor and Jeffery S. Langberg, Civil Action No. 06-10234) was filed in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that the Company and the individual defendants made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The individual defendants, Lawrence S. Bellone, Christopher d’Arnaud-Taylor and Jeffery S. Langberg, are respectively the Company’s Chief Financial Officer and a member of its board of directors; a member of its board of directors and its former Chairman, President and Chief Executive Officer; and a former member of its board of directors. The plaintiff seeks, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees, on behalf of a purported class of purchasers of the Company's common stock during the period between January 31, 2006 and April 8, 2006. Neither the Company nor, to its knowledge, any of the individual defendants has yet been served with a copy of the complaint. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

On October 31, 2006, two additional purported class action complaints (Joseph Spoto vs. Xethanol Corporation, Lawrence S. Bellone, Christopher d’Arnaud-Taylor and Jeffery S. Langberg, Civil Action No. 06-11476, and Robert Hamilton vs. Xethanol Corporation, Lawrence S. Bellone and Christopher d’Arnaud-Taylor, Civil Action No. 06-11477 ) were filed in the United States District Court for the Southern District of New York. On November 1, 2006, an additional purported class action complaint (Cheryl Difruscio vs. Christopher d’Arnaud-Taylor, Lawrence S. Bellone, Jeffery S. Langberg and Xethanol Corporation, Civil Action No. 06-11516) was filed in the United States District Court for the Southern District of New York. Each of these three complaints makes substantially the same allegations as the complaint filed on October 23, 2006 and each of these three plaintiffs seeks substantial the same damages as those sought by the plaintiff in the complaint filed October 23, 2006 on behalf of the same purported class. We believe that these three complaints are without merit and we intend to defend the litigation vigorously.

Litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.  Any litigation to which we are subject could result in substantial costs and, further, could require significant involvement of management and may divert management’s attention from our business and operations.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-QSB, other than unregistered sales of equity securities previously reported on Forms 8-K, we made the following unregistered sales of equity securities:

On September 12, 2006, pursuant to an agreement executed on November 6, 2005, we issued a five-year warrant to purchase 25,000 shares of Common Stock at a purchase price of $5.25 per share to Capital Communications in consideration for services rendered to us. We did not receive any cash in this transaction. No commissions were paid or payable with respect to this transaction.

On September 18, 2006, we issued 15,000 shares of our common stock to Capital Communications in consideration for services rendered to us. We did not receive any cash in this transaction. No commissions were paid or payable with respect to this sale.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in the transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate to merits and risks of an investment in it common stock. All recipients had adequate access to information about us. The transactions described above did not involve general solicitation or advertising.

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

Date: November 14, 2006

XETHANOL CORPORATION

By:	/s/ David Ames
David Ames, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lawrence Bellone
Lawrence Bellone (Principal Financial and Accounting Officer )