Form 10KSB
period 2006-12-31
XETHANOL CORP
filed 2007-03-30
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-50154

XETHANOL CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	84-1169517
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1185 Avenue of the Americas, 20th Floor New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

(646) 723-4000
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

The issuer’s revenues for its most recent fiscal year were $11,028,671.

As of March 26, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $63,120,923 based on the closing sale price as reported on the American Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2007
Common Stock, $.001 par value per share	28,609,103 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑

TABLE OF CONTENTS

		PAGE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I		1

ITEM 1.	DESCRIPTION OF BUSINESS	1

ITEM 2.	DESCRIPTION OF PROPERTY	41

ITEM 3.	LEGAL PROCEEDINGS	42

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF
	SECURITY HOLDERS	43

PART II		44

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	44

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46

ITEM 7	FINANCIAL STATEMENTS	F-1

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH
	ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
	DISCLOSURE	52

ITEM 8A	CONTROLS AND PROCEDURES	52

ITEM 8B	OTHER INFORMATION	52

PART III		54

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
	CONTROL PERSONS AND CORPORATE GOVERNANCE;
	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	54

ITEM 10.	EXECUTIVE COMPENSATION	59

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	70

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED
	TRANSACTIONS, AND DIRECTOR INDEPENDENCE	74

ITEM 13.	EXHIBITS	77

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under these captions and elsewhere in this report could substantially harm our business, the results of our operations and our financial condition. You should also be aware that, if any of these events occurs, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These events include, but are not limited to, the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in the ethanol industry;

•	the loss of any license or permit;

•	the loss of one or more of our plants due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	changes in our business and growth strategy, capital improvements or development plans;

•	the availability of additional capital to support capital improvements and development; and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this report.

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

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

DESCRIPTION OF FORMATION AND CAPITALIZATION

Historical Overview

This section of the report describes our formation, the reverse merger in 2005 by which we became a public company, and several other transactions in which we have issued our shares to raise capital or to acquire business, assets or technology.

Xethanol Corporation is the successor to a corporation of the same name that was organized under the laws of Delaware on January 24, 2000. In this report, we refer to that predecessor corporation as “Old Xethanol.” In 2005, Old Xethanol structured a series of transactions to gain access to the capital markets. In connection with these transactions, which we collectively refer to as the reverse merger, Zen Pottery Equipment, Inc., a Colorado publicly traded corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen Acquisition”). Thereafter, under an agreement of merger and plan of reorganization dated as of February 2, 2005 among Zen, Zen Acquisition and Old Xethanol, Zen Acquisition merged with and into Old Xethanol, which then became a wholly owned subsidiary of Zen. Following an exchange of shares between the stockholders of Old Xethanol and Zen, Old Xethanol changed its name to Xethanol BioEnergy, Inc. Zen then discontinued its previous business activities, reincorporated as a Delaware corporation, changed its name to Xethanol Corporation, and succeeded to the business of Old Xethanol as its sole line of business.

Under the merger agreement, stockholders of Old Xethanol received in the merger approximately .88 of a share of our common stock for each share of Old Xethanol common stock they held. As a result, at closing we issued 9,706,781 shares of our common stock to the former stockholders of Old Xethanol, representing 74.0% of our outstanding common stock following the merger, in exchange for 100% of the outstanding capital stock of Old Xethanol. The consideration issued in the merger was determined as a result of arm’s-length negotiations between the parties.

All outstanding warrants issued by Old Xethanol before the merger to purchase shares of Old Xethanol common stock were amended to become warrants to purchase our common stock on the same terms and conditions as those warrants issued by Old Xethanol, except that the number of shares issuable on the exercise of those warrants was amended to reflect the applicable exchange ratio. Before the closing of the merger, all outstanding Old Xethanol warrants were exercisable for 1,465,068 shares of Old Xethanol common stock. At the closing of the merger, these warrants were amended to become warrants to purchase 1,293,370 shares of our common stock. Neither Old Xethanol nor our company had any stock options outstanding as of the closing of the merger.

In connection with the merger, we repurchased 8,200,000 shares of our common stock owned by Zen Zachariah Pool III and Walter C. Nathan for aggregate consideration of $300,000 and then cancelled those shares at the closing of the merger. Immediately following the closing, and as part of the consideration for the repurchase of his shares, we sold to Mr. Pool our pottery kiln operations, and Mr. Pool assumed the historical liabilities of those operations. Giving effect to the cancellation of these stockholders’ shares, there were 1,874,303 shares of our common stock outstanding before giving effect to the stock issuances in the merger and the concurrent private offering of 1,190,116 shares of our common stock at a purchase price of $3.25 per share, as explained in more detail below.

In November 2004, before the merger, Zen Zachariah Pool III, Zen’s Chief Executive Officer and President and a member of its board of directors, and Walter C. Nathan, Zen’s Chief Financial Officer and a member of its board of directors, sold options to purchase a total of 700,000 shares of Zen’s common stock owned by them at an exercise price of $0.20 per share as follows: (a) 250,000 options to a company controlled by the brother of Christopher d’Arnaud-Taylor, a director, officer and significant shareholder of Old Xethanol and currently one of our directors and our former Chairman, President and Chief Executive Officer; (b) 250,000 options to the mother-in-law of Jeffrey S. Langberg, a significant shareholder of Old Xethanol and our former director; and (c) 200,000 options to another significant shareholder of Old Xethanol. Each purchaser paid $10.00 for that purchaser’s options. Exercise of the options was conditional upon the closing of the private offering and reverse merger, and the options were exercisable at any time within 200 days after the closing of the reverse merger. On February 2, 2005, each of the company controlled by the brother of Mr. d’Arnaud-Taylor and the mother-in-law of Mr. Langberg entered into and consummated an agreement with a stockholder of Zen to purchase 100,000 shares of Zen’s common stock at a purchase price of $0.40 per share. Also in connection with the merger, each of Mr. d’Arnaud-Taylor and Mr. Langberg agreed to contribute or cause to be contributed 250,000 shares of our common stock to us for cancellation. We reflected those contributions to capital in connection with the reverse merger in the consolidated statements of changes in stockholder’s equity in the audited consolidated financial statements included in this report.

We accounted for the reverse merger as a recapitalization of Old Xethanol, because the former stockholders of Old Xethanol now own a majority of the outstanding shares of our common stock as a result of the merger. Old Xethanol was deemed to be the acquiror in the reverse merger and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Old Xethanol and are recorded at the historical cost basis of Old Xethanol. No arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company. Further, as a result of the issuance of the 9,706,781 shares of our common stock to the former stockholders of Old Xethanol, a change in control of our company occurred on the date of the consummation of the merger.

Board of Directors

In accordance with our by-laws for filling newly-created board vacancies, Zen Zachariah Pool III and Walter C. Nathan, our existing pre-merger directors, elected Christopher d’Arnaud-Taylor and Franz A. Skryanz, previous directors of Old Xethanol, to serve as additional directors of our company effective at the closing of the merger. Susan Pool resigned as a director effective at the closing of the merger. On February 18, 2005, Mark Austin and Jeffrey S. Langberg were elected as directors effective as of February 28, 2005. Mr. Pool and Mr. Nathan also resigned as directors following the closing, with their resignations effective as of February 28, 2005.

On February 2, 2005, Mr. d’Arnaud-Taylor was named Chairman, President and Chief Executive Officer and Franz A. Skryanz was named Vice President, Secretary and Treasurer. At the same time, Mr. Pool, Mr. Nathan and Ms. Pool resigned as our officers. On April 13, 2005, Lawrence S. Bellone was elected to be our Chief Financial Officer. On May 27, 2005, Mark Austin resigned as a director, but he remains on our advisory board. In December 2005, Mr. Austin entered into a consulting agreement with us to assist us in the development of our technology portfolio and overall technology strategy, and he is presently assisting us under a month-to-month consulting arrangement. On June 2, 2005, Louis B. Bernstein and Richard D. Ditoro were elected to our board of directors. On July 28, 2005, Richard L. Ritchie was elected to our board of directors. On August 10, 2005, Marc S. Goodman was elected to our board of directors. On June 12, 2006, Jeffrey S. Langberg resigned as a director. Richard D. Ditoro did not stand for re-election as a director at our 2006 annual meeting of stockholders in August 2006 but was again elected to our board of directors on September 7, 2006. On August 22, 2006, Mr. d’Arnaud-Taylor’s position as Chairman, President and Chief Executive Officer was terminated but he remains on our board of directors. Mr. Ritchie and Mr. Goodman resigned from our board on September 28, 2006. David R. Ames, William P. Behrens and Mark Oppenheimer were elected to our board on October 1, 2006. On November 9, 2006, Mr. Ames became our Chief Executive Officer and President; Mr. Behrens became our non-executive Chairman of the Board; and Mr. Bernstein and Mr. Oppenheimer resigned from our board. On December 7, 2006, Edwin L. Klett was elected to our board of directors. On January 29, 2007, Gary Flicker was elected as our Chief Financial Officer and Mr. Bellone, formerly our Chief Financial Officer, was elected our Executive Vice President, Corporate Development. Mr. Bellone continues to serve as our principal accounting officer. Also on January 29, 2007, the board elected Gil Boosidan and Robert L. Franklin to the company’s board of directors.

Concurrent Private Offering

In connection with the merger, we closed a private offering of 1,190,116 shares of our common stock at a purchase price of $3.25 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933. Gross proceeds from the initial closing of the private offering were $3,000,028. We received an additional $867,849 upon a second closing of the private offering on February 15, 2005, for total private offering proceeds of $3,867,877. Placement agents and advisors received an aggregate of 665,834 shares of our common stock in connection with the private offering and reverse merger. After the closing of the reverse merger and the closing of the private offering, we had outstanding 13,437,033 shares of common stock and warrants to purchase 1,293,376 shares of common stock.

Senior Secured Note Financing

On January 19, 2005, we completed a transaction with two institutional investors to refinance the acquisition bank debt of Xethanol BioFuels, LLC, the subsidiary that operates our Blairstown, Iowa ethanol facility. At the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the total principal amount of $5,000,000. The proceeds of the financing were used to:

•	satisfy the $3,000,000 demand note held by an Omaha, Nebraska commercial bank in connection with the purchase of the facility;

•	refurbish and upgrade production capacity at the facility;

•	fund start-up activities at the facility and related working capital requirements, and

•	pay legal and other professional fees.

In addition, on August 8, 2005, we completed another transaction with the same two institutional investors and, at the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the aggregate principal amount of $1,600,000. We used the proceeds of the financing to repay funds we had advanced to Xethanol BioFuels, and we used those repaid funds for working capital and general corporate purposes.

The senior secured royalty income notes provided for interest to be paid semi-annually at the greater of 10% per year or 5% of gross revenues from sales of ethanol, wet distillers grain and any other co-products, including xylitol, at the Xethanol BioFuels facility, with principal becoming due in January 2012. We had the right to require the holders of the notes, from and after January 2008, to surrender their notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest. The holders of the notes had the right to convert their notes into shares of our common stock at any time at a conversion price equal to $4.00 per share (equivalent to 1,650,000 shares), which was in excess of the $3.25 purchase price for shares sold in our February 2005 private offering.

On April 21, 2006, the holders of our $5,000,000 senior secured royalty income notes and $1,600,000 senior secured royalty income notes exercised their rights to convert the principal amounts of the notes into shares of our common stock at a price equal to $4.00 per share. In connection with the conversions, we issued: (a) 1,250,000 shares of common stock and a three-year warrant to purchase 250,000 shares of common stock at a purchase price of $12.50 to the holders of the $5,000,000 notes; and (b) 400,000 shares and a three-year warrant to purchase 80,000 shares of our common stock at a purchase price of $12.50 to the holders of the $1,600,000 notes.

Under a security agreement, Xethanol BioFuels had pledged its land, buildings and site improvements, mechanical and process equipment and specific personal property as security for the payment of the principal and interest of the notes. Upon the conversion of the secured notes into our common stock on April 21, 2006, the security interest in our property was released.

Fusion Capital Common Stock Purchase Agreement

On October 18, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital has agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion. We may decrease or increase this daily purchase amount at any time, provided that we may not increase the daily purchase amount above $40,000 unless our stock price is above $5.25 per share for five consecutive trading days. The purchase price of the shares of common stock is based on the market price of our common stock, as described below, without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of our common stock if the price of our common stock is less than $2.00 per share.

Under the terms of the Fusion Capital agreement, we issued 303,556 shares of our common stock to Fusion Capital as a commitment fee. Because the number of shares that we sell under the stock purchase agreement depends upon the market price, we cannot currently estimate the number of shares of common stock that we might ultimately issue to Fusion Capital. Subject to approval by our board of directors, we have the right, but not the obligation, to sell more than 5,000,000 shares to Fusion Capital. As of March 1, 2007, Fusion Capital has purchased 1,894,699 shares of our common stock for net cash proceeds of $9,611,680. All shares of common stock that we sell to Fusion Capital are covered by a registration statement on Form SB-2 (File No. 333-129191) that became effective on December 28, 2005 and are saleable without restriction immediately upon issuance.

Under the Fusion Capital agreement, the purchase price per share of common stock is equal to the lesser of: (1) the lowest sale price of our common stock on the purchase date, or (2) the average of the three lowest closing sale prices of our common stock during the 12 consecutive trading days before the date of a purchase by Fusion Capital. The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the trading days in which the closing bid price is used to compute the purchase price. Fusion Capital may not purchase shares of our common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of the purchase by Fusion Capital.

Under the Fusion Capital agreement, we have the right to increase the daily purchase amount as the market price of our common stock increases. Specifically, for every $0.25 increase in the threshold price (as defined below) above $5.00 per share, we have the right to increase the daily purchase amount by up to an additional $4,000 (for example, if the threshold price is $5.50 per share we would have the right to increase the daily purchase amount to an aggregate of $48,000). The “threshold price” is the lowest sale price of our common stock during the five trading days immediately preceding our notice to Fusion Capital to increase the daily purchase amount. If, at any time during any trading day the sale price of our common stock is below the threshold price, the applicable increase in the daily purchase amount will be void. We have the unconditional right to suspend purchases at any time for any reason effective upon one trading day’s notice. Any suspension would remain in effect until our revocation of the suspension.

In addition to the daily purchase amount, we may require Fusion Capital to purchase on any single trading day our shares in an amount up to $250,000, provided that our share price is above $6.00 per share during the ten previous trading days. The price at which those shares would be purchased will be the lesser of (a) the lowest sale price of our common stock on the trading day that Fusion Capital receives notice to purchase the shares, or (b) the lowest purchase price (as defined above) during the previous 15 trading days before the date that Fusion Capital receives notice. We may increase this amount to $500,000 if our share price is above $9.00 per share during the ten trading days before we deliver the purchase notice to Fusion Capital; to $750,000 if our share price is above $14.00 per share during the ten trading days before we deliver the purchase notice to Fusion Capital; and to up to $1,000,000 if our share price is above $20.00 per share during the ten trading days before we deliver the purchase notice to Fusion Capital. We may deliver multiple purchase notices, although at least ten trading days must have passed since the most recent non-daily purchase was completed.

Generally, Fusion Capital may terminate the agreement without any liability or payment to us on the occurrence of any of the following events of default:

(1)
the effectiveness of the registration statement covering the common stock to be issued under the purchase agreement lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to Fusion Capital for sale of our common stock and the lapse or unavailability continues for a period of ten consecutive trading days or for more than an aggregate of 30 trading days in any 365-day period;

(2)	suspension by our principal market of our common stock from trading for a period of three consecutive trading days;

(3)
the de-listing of our common stock from our principal market provided our common stock is not immediately thereafter trading on the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange or the American Stock Exchange;

(4)	our transfer agent’s failure for five trading days to issue to Fusion Capital shares of our common stock that Fusion Capital is entitled to under the common stock purchase agreement;

(5)
any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on us subject to a cure period of ten trading days;

(6)	any participation or threatened participation in insolvency or bankruptcy proceedings by or against us; or

(7)	a material adverse change in our business.

Fusion Capital may not waive the foregoing provisions or any conditions to closing.

We have the right to terminate the agreement without any payment or liability to Fusion Capital at any time, including on the sale of all 5,000,000 shares to Fusion Capital under the agreement.

April 2006 Investor Purchase Agreement

On April 3, 2006, we entered into a securities purchase agreement with 100 investors. Under this agreement, on April 13, 2006, we issued to the investors:

•	6,697,827 shares of our common stock to the investors at a purchase price of $4.50 per share;

•	three-year Series A warrants to purchase up to 1,339,605 shares of common stock at an exercise price of $4.50 per share; and

•	three-year Series B warrants to purchase up to 669,846 shares of common stock at an exercise price of $6.85 per share.

We received $30,139,951 from the investors for these securities. We may receive up to an additional $6,028,222 on exercise of the Series A warrants and up to an additional $4,588,445 on exercise of the Series B warrants. If the investors exercise all of the warrants, the investors will have invested a total of $40,756,618 in our company.

April 2006 Issuance of Equity Securities to Goldman Sachs & Co.

Also on April 3, 2006, we entered into a securities purchase agreement with Goldman Sachs. Under this agreement, on April 13, 2006, we issued to Goldman Sachs:

•	888,889 shares of our common stock at a purchase price of $4.50 per share;

•	three-year Series A warrants to purchase up to 177,778 shares of common stock at an exercise price of $4.50 per share; and

•	three-year Series B warrants to purchase up to 88,889 shares of common stock at an exercise price of $6.85 per share.

We received $4,000,000 from Goldman Sachs for these securities. We may receive up to an additional $800,001 if Goldman Sachs exercises the Series A warrants and up to an additional $608,889 if Goldman Sachs exercises the Series B warrants. Assuming Goldman Sachs exercises of all of its warrants, its total investment would be $5,408,890.

Investment in H2Diesel

On April 14, 2006, we entered into a sublicense agreement with H2Diesel, Inc., a development stage company that has not generated any revenues. The sublicense agreement was amended and restated on June 15, 2006, effective as of April 14, 2006. H2Diesel is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels, under an exclusive license agreement with the inventor of the biofuel. The material terms of the sublicense agreement are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - H2Diesel” below. We entered into the sublicense agreement in connection with (a) an investment agreement dated as of April 14, 2006 among H2Diesel, two institutional investors and us; and (b) a management agreement dated as of April 14, 2006 between H2Diesel and us. (Both the investment agreement and the management agreement were amended on June 15, 2006, effective as of April 14, 2006, and H2Diesel terminated the management agreement effective as of September 25, 2006.)

Under the amended investment agreement, on April 14, 2006: (a) H2Diesel issued to us a total of 2,600,000 shares of its common stock and granted us the right to purchase up to an additional 2,000,000 shares of its common stock at an aggregate purchase price of $3,600,000 (the “Xethanol Option”); and (b) we granted the institutional investors the right to require us to purchase the 3,250,000 shares of H2Diesel’s common stock they owned in exchange for 500,000 shares of our common stock (the “Put Right”). H2Diesel had issued the 3,250,000 shares of its common stock to the institutional investors on March 20, 2006, together with stock options to purchase 2,000,000 shares of its common stock at an aggregate exercise price of $5,000,000 (the “Investor Option”). The institutional investors paid H2Diesel $2,000,000 for the H2Diesel common stock and options. Of the 2,600,000 shares of H2Diesel common stock issued to us, 1,300,000 shares were issued as an inducement to enter into the Put Right. The fair value of these shares was $793,815, based on a price per share of approximately $0.61, which we credited to additional paid-in capital. Concurrently, on April 14, 2006, the institutional investors exercised the Put Right, and we purchased their 3,250,000 shares of H2Diesel common stock in exchange for 500,000 shares of our common stock. We have entered in to a registration rights agreement dated as of April 14, 2006 with the institutional investors under which they have the right to require us to register the resale of these shares of our common stock with the SEC under the Securities Act. Under the registration rights agreement, subject to its terms and conditions, the investors are entitled to require us to file up to two registration statements and to “piggyback” registration rights. The Xethanol Option and the Investor Option expired unexercised on August 21, 2006. We consider our investment in H2Diesel as a variable interest in a variable interest entity. Because we are not the primary beneficiary of the variable interest entity, we have accounted for our investment in H2Diesel using the equity method of accounting under APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at the fair value of the 500,000 shares of our common stock that we issued, or $5,425,000.

For the period from April 14, 2006 through December 31, 2006, we recorded a loss on our investment in H2Diesel of $1,626,603 based on the equity method of accounting. We have capitalized our amended sublicense agreement with H2Diesel and have estimated its useful life to be 10 years from the date on which H2Diesel first notifies us that it can produce and deliver additive in sufficient quantities to meet our requirements. As of December 31, 2006 (and as the filing date of this report), H2Diesel has not notified us that it has met our requirements. Accordingly, we recorded no royalty expense for the period ended December 31, 2006. We will amortize the value of the amended sublicense agreement commencing on that date. We will record expense under our sublicense with H2Diesel based on the greater of minimum royalties due or royalties per gallon of product purchased from H2Diesel. Minimum royalty expense is recognized on a straight-line basis over each period if guaranteed, as defined, in the license agreement. Royalties exceeding the defined minimum amounts are recorded as expense during the period corresponding to product purchases. We will recognize a loss in the value of the investment in H2Diesel that is other than a temporary decline in accordance with APB18.

Under the H2Diesel management agreement, we agreed to provide administrative, management, and consulting services to H2Diesel for a period of one year from the date of the agreement. H2Diesel issued 1,300,000 shares of H2Diesel common stock under the investment agreement in consideration of the services we are obligated to perform under the management agreement. H2Diesel terminated the management agreement effective as of September 25, 2006. On June 30, 2006, we loaned H2Diesel $50,000. The loan bears interest at the prime rate and remains outstanding.

On October 16, 2006, we entered into a registration rights agreement with H2Diesel. On October 20, 2006, H2Diesel consummated a “reverse merger” transaction, as a result of which H2Diesel became a wholly owned subsidiary of Wireless Holdings, Inc., a Florida shell corporation without any continuing operations or assets, and each share of H2Diesel’s common stock outstanding immediately before the merger automatically converted into one share of Wireless Holdings common stock. Wireless Holdings, Inc. changed its name to H2Diesel Holdings, Inc. on November 27, 2006. As of March 1, 2007, we own 5,850,000 shares of H2Diesel Holdings common stock, which represents approximately 34.23% of the common stock then outstanding. In connection with the reverse merger, H2Diesel Holdings, Inc. (then named Wireless Holdings, Inc.) assumed H2Diesel’s obligations under the registration rights agreement. The agreement requires H2Diesel Holdings, upon our written request, but not before six months after the date of effectiveness of the resale registration statement to be filed by H2Diesel Holdings in connection with the then pending private offering of its securities, to file a registration statement with the SEC in form and substance sufficient to facilitate the distribution to our stockholders of the shares of H2Diesel Holdings common stock issued to us in the reverse merger, and to use its commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable thereafter.

At December 31, 2006, we recorded a loss on our investment in H2Diesel of $2,321,514, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of our investment.

Warrants Issued in Connection with Organization of CoastalXethanol LLC

On May 30, 2006, we entered into an organizational agreement with Coastal Energy Development, Inc., under which, among other things, we issued to Coastal Energy a warrant to purchase 200,000 shares of our common stock at a purchase price of $6.85 per share that is first exercisable on May 30, 2007 and is exercisable until May 30, 2010. We have granted Coastal Energy certain registration rights with respect to the shares underlying that warrant. In addition, in the event of a “Change of Control” of us as defined in the agreement, Coastal Energy will have the right to exchange its interest in CoastalXethanol for our shares, at an exchange rate that is based upon the appraised value of Coastal Energy’s interest in CoastalXethanol and 95% of the market price of Xethanol common stock for the 15 days preceding the completion of the valuation of Coastal Energy ’s interest in CoastalXethanol. We have also agreed to permit Coastal Energy to require us to exchange Coastal Energy’s interest in CoastalXethanol for shares of our common stock after three years from the date of the organizational agreement. Coastal Energy has agreed to permit us to require Coastal Energy to exchange its interest in CoastalXethanol for shares of our common stock after one year from the date of the organizational agreement. In each case, the exchange rate will be set by mutual agreement or, if we and Coastal Energy cannot agree, based upon the appraised value of Coastal Energy’s interest in CoastalXethanol and the market price of our common stock for the 15 days preceding the completion of the valuation of Coastal Energy’s interest in CoastalXethanol. On March 5, 2007, we, along with CoastalXethanol, initiated litigation against Coastal Energy alleging that Coastal Energy failed to repay loans and failed to properly account for the funds it spent. We cannot predict how this litigation might affect the agreements described in this paragraph.

Warrants Issued in Connection with NewEnglandXethanol, LLC

On June 23, 2006, we entered into an organizational agreement with Global Energy and Management, LLC (“Global Energy”) under which, among other things, we issued to Global Energy a warrant to purchase 20,000 shares of our common stock at a purchase price of $6.85 per share that is first exercisable on the first anniversary of the date of the organizational agreement and expires on the fourth anniversary of the date of the organizational agreement. We have granted Global Energy certain registration rights with respect to the shares underlying those warrants. In the event of a “Change of Control” of us as defined in the organizational agreement, Global Energy will have the right to exchange its interest in NewEnglandXethanol for shares of our common stock, at an exchange rate that is based upon the appraised value of Global Energy’s interest in NewEnglandXethanol and 95% of the market price of our common stock for the 15 days preceding the completion of the valuation of Global Energy’s interest in NewEnglandXethanol. We have also agreed to permit Global Energy to require us to exchange its interest in NewEnglandXethanol for shares of our common stock after one year from the date of the organizational agreement. The exchange rate will be set by mutual agreement or, if we and Global Energy cannot agree, based upon the appraised value of Global Energy’s interest in NewEnglandXethanol and 90% of the closing price of our common stock for the 15 days preceding the completion of the valuation of Global Energy’s interest in NewEnglandXethanol.

In December 2006, our NewEnglandXethanol joint venture effectively ended based on a disagreement between Global Energy and us with respect to the actions that Global Energy and we were required to take pursuant to our joint venture. We do not currently believe that the NewEnglandXethanol joint venture will conduct any further business.

Shares issued in Connection with Acquisition of Advanced Biomass Gasification Technologies, Inc.

Under an agreement and plan of acquisition dated June 13, 2006, we purchased all of the shares of Advanced Biomass Gasification Technologies, Inc. from UTEK Corporation in exchange for 136,838 shares of our common stock. ABGT had no operations before we purchased it. Until that time, its assets consisted solely of cash and a license and research agreement.

Shares and Warrants Issued in Connection with Spring Hope Acquisition

In November 2006, we acquired the assets of Carolina Fiberboard Corporation, LLC, a former medium density fiberboard plant located in Spring Hope, North Carolina, for: $4,000,000 in cash; 1,197,000 shares of our common stock; and warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $4.00 per share. We agreed to file a registration statement registering the resale of the shares of common stock issued at closing and the shares of common stock issuable on exercise of the warrants no later than twenty days after the effective date of the registration statement that includes this report and to use commercially reasonable efforts to have the former registration statement declared effective as soon as reasonably practicable. The seller has agreed that it will not sell 698,500 of the shares issued at the closing before the first anniversary of the closing, notwithstanding the effectiveness of the resale registration statement covering the shares. The warrants may first be exercised for up to 100,000 shares when the resale registration statement covering the shares issuable upon their exercise becomes effective and for the remaining 200,000 shares one year after issuance and thereafter are exercisable until the third anniversary of issuance.

BUSINESS

Company Overview

We are a renewable energy company producing ethanol and its co-products. We own an ethanol plant in Iowa that is currently producing ethanol at a rate of approximately 5.5 million gallons per year, using corn as its feedstock. Our goal is to develop or acquire methods of converting waste biomass raw materials into ethanol. We are executing a two-pronged business strategy: a technology strategy in which we work with leading scientists affiliated with national research laboratories and universities to license, acquire and commercialize innovative technologies; and a production strategy in which we plan to develop operating facilities located at or near the source of waste biomass and in proximity to high demand ethanol markets.

Old Xethanol was formed to capitalize on the growing market for ethanol and its co-products. Old Xethanol commenced ethanol production in August 2003 with the acquisition of Iowa-based Permeate Refining, Inc. Permeate had operated for more than a decade, principally using non-corn-based feedstocks such as waste candy sugars sourced from the greater-Chicago candy industry and waste starches sourced from regional wet millers. Permeate had a nominal production capacity of 1.6 million gallons of ethanol per year. In April 2005, we ceased operations at Permeate and planned to upgrade the site. Given Permeate’s small production size and location in a residential community, as well as recent acquisitions of more attractive sites, we have now determined that Permeate is no longer a core asset. We are currently considering alternatives to maximize its value, including relocating a substantial portion of its equipment to one or more of our other sites and selling or otherwise disposing of Permeate’s remaining assets. As a result, we recognized an impairment loss of $513,942 that is included in our audited consolidated statements of operations for the year ended December 31, 2006 included in this report.

In October 2004, Old Xethanol purchased its second facility located on 25.5 acres in Blairstown, Iowa. Our Xethanol BioFuels subsidiary now operates this facility. When we acquired it, the Blairstown plant was idle and in bankruptcy. After substantial upgrades and refurbishment, we recommenced production in July 2005. The facility is currently producing ethanol at a rate of approximately 5.5 million gallons per year, using corn as its feedstock. In addition to ethanol production, BioFuels also produces distillers wet grains, or DWG, a by-product of the traditional corn-to-ethanol process. Our sales during 2006 relate entirely to the BioFuels facility.

In line with our strategy to license, acquire and commercialize advanced processing technologies, we have a strategic alliance with UTEK Corporation, a publicly-traded technology transfer company. Through our arrangement with UTEK, we have acquired bio-separation and bio-fermentation technologies that may prove to be suitable for “small footprint” plants located on or near the source of non-corn-based feedstocks. In addition, we have developed strategic relationships with government and university research labs to further develop and prove out these technologies. Once a new technology has proved out in the laboratory, we plan to move it to the field for commercialization at one of our production facilities. We will also review opportunities to license our technologies to third parties to create royalty income streams.

In April 2006, we entered into an exclusive, sublicense agreement with H2Diesel, Inc. that permits us to manufacture and sell a diesel biofuel based on H2Diesel’s technology. H2Diesel is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels. Under the amended and restated sublicense agreement dated June 15, 2006, we were granted (a) an exclusive sublicense to make, use and sell use and sell products manufactured by using the H2Diesel fuel additive in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and (b) a non-exclusive license to sell those products anywhere else within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties. We intend to collaborate with H2Diesel in the development and testing of the technology to accelerate its commercialization, and we are in discussions with two independent laboratories to test the technology.

In May 2006, we organized CoastalXethanol LLC to develop plants for the production of ethanol in Georgia and parts of South Carolina. CoastalXethanol is a joint venture with Coastal Energy Development, Inc. We acquired an 80% membership interest in CoastalXethanol for a capital contribution of $40,000, and Coastal

Energy acquired a 20% membership interest in CoastalXethanol for a capital contribution of $10,000. In August 2006, Augusta BioFuels, LLC, a wholly owned subsidiary of CoastalXethanol, purchased a former pharmaceutical manufacturing complex located in Augusta, Georgia from Pfizer Inc. for approximately $8,400,000 in cash. In October 2006, Augusta BioFuels sold surplus equipment from the Augusta facility for $3,100,000 in cash. We are evaluating the strategic alternatives for the Augusta site, which include converting part of it into a research facility with pilot plants and/or an ethanol production plant that would ultimately be able to produce 50 million gallons of ethanol. On March 5, 2007, we, along with CoastalXethanol, initiated litigation against Coastal Energy Development, Inc. alleging that it failed to repay loans and failed to properly account for the funds it spent.

In June 2006, we organized NewEnglandXethanol, LLC to produce ethanol in the New England states. NewEnglandXethanol was a joint venture with Global Energy and Management LLC with both Global Energy and us each owning 50% of the membership interests in NewEnglandXethanol. In December of 2006, our NewEnglandXethanol joint venture effectively ended based on a disagreement between Global Energy and us with respect to the actions that Global Energy and we were required to take pursuant to our joint venture. We do not currently believe that the NewEnglandXethanol joint venture will conduct any further business.

In June 2006, we purchased Advanced Biomass Gasification Technologies, Inc. (“ABGT”) from UTEK Corporation. ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (the “EERC”) of certain patents and know-how related to lignin and biomass gasification (the “Gasification Technology”). ABGT is also a party to a Base Research Agreement with the EERC, which has agreed:

•	to perform initial research, development, demonstration, productizing and project implementation work with respect to the Gasification Technology and to provide the results of that work to ABGT;

•	to give ABGT a one-year exclusive right of first negotiation to license inventions, discoveries or computer software developed as a result of that project; and

•	to grant ABGT a non-exclusive right to use any such invention, discovery, computer software or improvement that is conceived or made during the project.

In July 2006, we formed BlueRidgeXethanol, LLC, a wholly owned subsidiary, to pursue opportunities in North and South Carolina, Virginia, Kentucky and Tennessee. We recently changed the name of BlueRidgeXethanol to Advanced Cellulosic BioTechnologies LLC. In November 2006, we acquired the assets of Carolina Fiberboard Corporation, LLC, a former medium density fiberboard plant located in Spring Hope, North Carolina. We will transfer these assets to a newly formed North Carolina limited liability company, Spring Hope Biofuels, LLC, which will be 100% owned by Advanced Cellulosic BioTechnologies. We plan to construct a pilot plant at our Spring Hope site using wood chips as the primary feedstock. If we are successful in proving the technology on a pilot basis, we will seek to ultimately increase the rate of production at the facility to 35 million gallons per year.

In December 2006, Southeast BioFuels, LLC, a newly formed subsidiary of CoastalXethanol, purchased assets from Renewable Spirits, LLC for $100,000 in cash, a $600,000 note payable over 120 months and a 22% membership interest in Southeast BioFuels. The purchased assets consisted of equipment and intellectual property associated with an experimental system for the production of ethanol and other marketable co-products from waste citrus biomass, including Renewable Spirits’ rights under a cooperative research and development agreement with the U.S. Department of Agriculture’s Agricultural Research Service. Through our indirect ownership in Southeast Biofuels, we are evaluating the feasibility of producing ethanol from waste citrus biomass.

Industry Overview

The Ethanol Market

On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005. The Energy Policy Act transformed ethanol from a gasoline additive under the 1990 Clean Air Act to a primary gasoline substitute, which we believe will serve to strengthen and expand the role of ethanol in the U.S. fuel economy. A highlight of the Energy Policy Act is the creation of a 7.5 billion gallon renewable fuel standard, or RFS, increasing use of renewable domestic fuels such as ethanol and biodiesel. The newly approved RFS of the Energy Policy Act establishes that a percentage of the U.S. fuel supply will be provided by renewable, domestic fuels such as ethanol. In addition, the Energy Policy Act establishes a 30% tax credit up to $30,000 for the cost of installing clean fuel refueling equipment, such as an E85 ethanol fuel pump.

Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE (methyl tertiary butyl ether), a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. Because MTBE is a suspected carcinogen that may contaminate ground water, ethanol is replacing MTBE as a common fuel additive. As MTBE is phased out, we expect demand for ethanol as a fuel additive to rise. A blend of 5.5% or more of ethanol effectively complies with U.S. Environmental Protection Agency requirements for reformulated gasoline, which is mandated in most urban areas. We believe there are no economically feasible substitutes for MTBE other than ethanol.

Ethanol is a clean, high-octane, high-performance automotive fuel commonly blended in gasoline to extend supplies and reduce emissions. In 2004, according to the American Coalition for Ethanol, 30% of all United States gasoline was blended with some percentage of ethanol. The most common blend is E10, which contains 10% ethanol and 90% gasoline. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline.

Ethanol is a renewable fuel produced by the fermentation of starches and sugars such as those found in grains and other crops. Ethanol contains 35% oxygen by weight and, when combined with gasoline, it acts as an oxygenate, artificially introducing oxygen into gasoline and raising oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product that is commonly distributed as a premium unleaded gasoline.

Recent studies published by the Renewable Fuel Association indicate that approximately 4.7 billion gallons of ethanol will be consumed in 2007 in the United States, and every major automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol production has increased since 2004 by 50%, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

According to the Renewable Fuels Association, 97 ethanol production plants were operational in the United States in February 2007, with an additional 33 plants under expansion or construction. During the last 20 years, ethanol production capacity in the United States has grown from almost nothing to about 5.0 billion gallons per year in 2006. In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

The ethanol production industry is fragmented, with one company, Archer Daniels Midland, accounting for approximately 20% of U.S. production and the next largest producer accounting for less than 5% of the same market. The majority of plants are in the 20 million to 40 million gallons per year capacity range, with a number of these plants affiliated with local farmer co-operatives that account for 39% of total U.S. capacity.

In the United States, there are two principal commercial applications for ethanol. The first is as a mandatory oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline - this is a purely economic choice by gasoline retailers who can make higher margins on selling ethanol-blended gasoline, provided ethanol is available in the local market. The U.S. gasoline market is currently approximately 150 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 15 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (known as E85) to obtain exemptions from fleet fuel economy quotas. There are now more than six million flexible fuel vehicles on the road in the United States (according to the National Ethanol Vehicle Coalition (NEVC), offering further potential for significant growth in ethanol demand.

The Ethanol Production Process

In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. It can also be made using industrial food processing wastes, and extensive research and development is ongoing to improve the economics of using cellulosic biomass feedstocks - woody and fibrous materials; agricultural residues including corn cobs, stalks and husks, stalks from sugar cane and the waste product remaining after refining sugar cane; forestry residues, yard waste, and restaurant and municipal solid waste Ethanol is produced by extracting, fermenting and distilling the sugars trapped in these diverse feedstocks.

Corn dry mill ethanol production processing can be divided into five basic steps:

•	milling, which physically breaks down the corn kernel using mechanical processes allowing for extraction of the starch portion;

•	liquefaction and saccharification, which applies heat and enzymes to break down the starches into fermentable sugars;

•	fermentation, which converts sugar to carbon dioxide and ethanol through yeast metabolization;

•	distillation and dehydration, which separates ethanol from water through the use of heat and a molecular sieve dehydrator; and

•	by-product recovery, which employs heat and mechanical processes to process non-fermentable corn components into saleable feed products.

By-product recovery is an important contributor to revenues for corn-based plants. The two principal by-products are distillers wet grains, or DWG, and distillers dry grains, or DDG. DWG and DDG are high protein, high fat products for the animal feed ingredient market. There is a well-established market for DWG and DDG. The vast majority of United States ethanol production relies on mature, proven corn-based technology. Historically and over the longer term, the economics of corn ethanol have favored large scale plants, producing more than 60 million gallons per year, which are located in close proximity to the Corn Belt, and away from the major consuming markets.

Ethanol can also be made using industrial food processing wastes such as waste starches and sugars. Examples of starches and sugars that can be used for ethanol production include brewing waste, candy waste, spoiled soft drinks and other diverse food processing residues as well as bakery waste. The principal advantage of these feedstocks is that they are often available at low cost. While corn is a commodity that is almost always available at the prevailing market price, the availability of starch and sugar feedstocks is less predictable and depends on regional opportunities, plant location and processor efficiencies. Production from waste starches and sugars is a mature technology very similar to that from corn, except that the process is simplified in the case of sugars, which are already in a chemical form suitable for fermentation.

Biomass Ethanol Production

In a recent report, “Outlook for Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available at a relatively low cost. Cellulosic feedstocks are more abundant than corn, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher.

If we can develop or license a cost-effective method of producing ethanol from biomass, it would have the following advantages over corn-based production, in addition to its lower raw material costs:

•	biomass would allow producers to avoid the pressure on margins created by rises in corn prices;

•	biomass ethanol could be produced locally with a variety of waste products; and

•	biomass ethanol would generate an additional class of valuable co-products, such as xylitol, which are not derived from corn.

There are three basic steps in converting biomass to ethanol:

(1)	converting biomass to a fermentation feedstock (some form of fermentable sugar) - this can be achieved using a variety of different extraction technologies;

(2)	fermenting biomass intermediates using biocatalysts (microorganisms including yeast and bacteria) to produce ethanol; and

(3)	processing the fermentation product, which yields fuel-grade ethanol and by-products such as xylitol.

Cellulose and hemicellulose, which are the two major components of plants and give plants their structure, are made of sugars that are linked together in long chains. Advanced bioethanol technology is seeking to break those chains down into their component sugars and then ferment them to make ethanol or xylitol. This technology has the potential to turn ordinary low-value plant materials such as corn stalks, sawdust or waste paper into fuel ethanol. To compete in this business, we have acquired, and are seeking to expand, a portfolio of technologies for biomass-to-ethanol production. For more information on these technologies, see “Technology Platform” below.

We believe that the economics of waste and biomass ethanol are the reverse of corn ethanol. We believe that recovery of ethanol from biomass waste streams with traditional large-scale ethanol production technology is likely to be uneconomical, because these waste streams are widely distributed and their value is too low to make transportation to a central processing facility viable. Consequently, waste and biomass streams are normally landfilled or otherwise disposed of at the producer’s expense. We believe that the economics of biomass ethanol will favor “small footprint” processing plants that can be located close to biomass and waste sources. If these sources are located in immediate proximity to urban ethanol markets, freight costs will potentially be lower and margins will potentially be higher.

While the sale of DWG improves the economics of corn-to-ethanol production, biomass feedstocks also present opportunities to monetize waste streams beyond revenues derived from ethanol itself. A valuable co-product derived from biomass-to-ethanol production is xylitol. Xylitol is a natural sweetener that the FDA approved in the 1960’s for use in foods and beverages, including chewing gums, candies, toothpastes and diabetic regimens. We plan to produce it because of its high price and potential for wider consumer acceptance.

Business and Growth Strategy

Our goal is to become a technology leader in the emerging renewable energy sector. We have developed several strategic initiatives to accomplish our goal, which include:

•	Increasing our revenues from corn-based ethanol by constructing a new 35 million gallon per year facility at our existing BioFuels site.

•
Integrating and commercializing our cellulosic-based initiatives, centered on our Spring Hope site, including developing or acquiring new technology, acquiring equipment and entering into strategic alliances.

•	Producing ethanol and other valuable bioproducts from non-corn sugar and starch-rich waste feedstocks, including waste citrus biomass, using a co-location model where feasible.

•	Developing and commercializing our advanced gasification technology for producing syngas as a fuel from biomass.

•	Developing a diesel biofuel production capability using the exclusive sublicense we acquired from H2Diesel Holdings, Inc.

Corn Ethanol Initiative

Our Blairstown, Iowa facility is currently producing ethanol from corn at the rate of 5.5 millions gallons per year. In July 2006, we announced plans to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year. We have engaged the Facility Group to provide construction services and PRAJ Technologies to provide engineering and design services. To date, we have acquired all necessary permits, purchased an adjacent 55 acre lot, completed site preparation and are finalizing engineering, design and costing. As part of this project, we plan to integrate a gasification/co-generation system that will allow the facility to be energy self-sufficient by using waste by-products from the plant as feedstock.

Cellulosic Ethanol and Other Biofuels Initiative

We believe the key for renewable fuels in the United States will be the cost-effective production of ethanol and other biofuels from cellulosic feedstocks, such as those derived from wood, forest products industry waste, and agricultural residues (bagasse, rice straw, wheat straw, etc.).

Advanced Cellulosic BioTechnologies LLC (formerly named BlueRidge Xethanol, LLC) will be the focal point of our cellulosic ethanol strategy. Within ABT, we will integrate our portfolio of cellulosic technologies, plant and equipment, lab testing, scale-up, pretreatment system and strategic alliances. In addition, we have research and development agreements with leading national laboratories and universities such as the U.S. Department of Agriculture’s Forestry Products Laboratory (FPL); the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL); Virginia Tech; and The University of North Dakota’s Energy & Environmental Research Center (EERC). We also plan to develop a pilot plant using wood chips as a cellulosic feedstock at the Spring Hope site. If we are successful in proving the technology on a pilot basis, we will seek to increase the rate of production at the facility to 35 million gallons per year.

Alternative Feedstocks Ethanol Initiative

There are a number of available sugar and starch-rich feedstocks that are available for conversion into ethanol or other valuable bioproducts. Our initiatives in this area include: (1) citrus waste - we have a research agreement with the USDA as well as some of the equipment we need to develop a pilot plant; (2) bakery waste - we are in initial discussions with a bakery waste consolidator and scientists pursuing waste conversion technologies; and (3) forest products waste - we are evaluating a project converting xylose waste streams into xylitol using our genetic engineering development work with the U.S. Forest Products Laboratory.

We believe that an alternative feedstocks approach lends itself to a co-location model. Under this model, we would build ethanol production facilities co-located with, or in proximity to, the waste feedstock generators. The potential advantages of this strategy are as follows:

•	decreased capital outlay, because the targeted sites have useful infrastructure already in place;

•	sharing up-front costs and revenues with other potential biomass-waste-generating partners;

•	commercial biomass waste generators and processors already have an established footprint;

•	many commercial biomass waste generators and processors have multiple locations, allowing for rapid expansion of the co-location model; and

•	biomass waste material is renewable, accessible, low cost, and generally abundant.

Biomass Gasification Initiative

We view our gasification initiative as both an expansion of our product capability beyond the production of ethanol as well as a complementary technology to our cellulosic initiative using lignin as a feedstock. Working with the EERC, we are currently developing a “small footprint gasifier” for the production of syngas, a lower BTU natural gas substitute that can replace up to 80% of diesel fuel in a diesel electric generator. If we are successful in developing this technology, we believe it can be used in cellulosic ethanol plants, military bases, truss plants and diesel-based, island electric requirements.

Diesel Biofuel Production Initiative

In April 2006, we acquired an exclusive sublicense from H2Diesel, Inc. for the production of a diesel biofuel using H2Diesel’s processing technology. Although we believe that this technology may prove to be more cost effective than conventional biodiesel production, we note that the diesel biofuel manufactured by using this technology has not been used in diesel powered vehicles or heating equipment other than on a limited test basis. We intend to collaborate closely with H2Diesel Holdings, Inc. (“H2Diesel”), the successor to H2Diesel, Inc., to accelerate product testing and gain customer acceptance of this diesel biofuel. To this end, we are currently in discussions with two independent testing groups in the U.S. We intend that once the technology has been satisfactorily proven out, we will formulate a roll out strategy and seek a funding plan.

H2Diesel is a public company, and its shares are traded on the OTC Bulletin Board (HTWO.OB). We are a significant investor in H2Diesel’s common stock. As of March 1, 2007, we owned 5,850,000 shares representing a 34.2% ownership interest in H2Diesel. H2Diesel is a development stage company with no operations. According to its SEC filings, H2Diesel is obligated to pay $9.1 million in additional payments to the owner of the licensed technology, including (a) $600,000 on July 31, 2007 and (b) $1.5 million on October 31, 2007. To make these payments, H2Diesel must raise additional capital, and to our knowledge, H2Diesel has not done so. H2Diesel’s most recent quarterly report on Form 10-Q notes that these matters raise substantial doubt about H2Diesel’s ability to continue as a going concern. If H2Diesel fails to make the license payments as required, we could lose our sublicense of the technology.

Technology Platform

Overview; Relationship with UTEK

The major variable costs associated with the production of ethanol are the feedstock (traditionally corn) and the natural gas for heat generation at various stages of the process. We are focusing on a number of technologies to reduce these costs. We believe that margin improvements can be achieved by substituting lower cost feedstocks for corn, reducing natural gas intake, increasing the effective capacity of each plant by accelerating the separation and fermentation processes, and reducing the amount of water used in the production cycle.

We believe that the identification, acquisition and development of proprietary technologies are important drivers of our business. We have engaged UTEK Corporation, a publicly-traded technology transfer company, to assist us in identifying technologies that may enable us to lower costs throughout the ethanol production cycle and create a technology platform for biomass conversion. In April 2004, we formalized this relationship by entering into a strategic alliance agreement with UTEK, which details the research and development activities to be performed by UTEK on our behalf. The original term of the agreement was one year. We have subsequently renewed the agreement for two one-year terms, and the agreement is currently scheduled to expire on March 31, 2007. The agreement may be terminated by UTEK or by us upon 90 days’ notice. Under this arrangement, we have acquired a portfolio of diverse technologies and developed strategic alliances with government-sponsored research facilities at the National Renewable Energy Laboratory and the U.S. Department of Agriculture’s Forest Products Labs, as well as research labs at Queen’s University, Ontario, Canada, Virginia Tech and the University of North Dakota. Through these strategic alliances, we have outsourced our research and development to specialists in the fields of enzyme, fermentation and gasification technologies. Under this arrangement, we have issued UTEK 1,142,152 shares of our common stock (after adjustment for our reverse merger transaction): (a) 109,205 shares in consideration of the services performed by UTEK under the agreement; and (b) the remaining 1,251,357 shares to acquire the technologies described below.

Technologies Acquired from UTEK

Advanced Bioethanol Technologies, Inc. In June 2004, we acquired Advanced Bioethanol Technologies, Inc. from UTEK for 176,562 shares of our common stock (after adjustment for our reverse merger transaction). Advanced Bioethanol holds the exclusive worldwide license to an innovative biomass extraction and fermentation process developed by researchers at Virginia Tech. Dr. Foster Aryi Agblevor, the developer of the process, has accepted a position on our Advisory Board. The benefits of Advanced Bioethanol’s technology are that:

•	the process reduces the amount of additives required for healthy fermentation;

•	the process uses waste paper sludge as an active ingredient and source of cellulose; and

•	the process requires fewer purification steps before fermentation.

We acquired this technology to be able to take a mixture of cellulosic biomass feedstocks and combine them. The material terms of the license are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - Virginia Tech” below.

Recent research has shown that Advanced Bioethanol’s technology can produce ethanol, and researchers at Virginia Tech are now seeking to scale up the process to produce larger quantities of ethanol. We believe this technology offers the potential to reduce the volume of feedstocks used and costs associated with their integration into the production process. We intend to continue to develop this technology and have budgeted approximately $100,000 for this project during 2007. We are currently unable to estimate the timetable or costs of completing the commercialization of this technology.

Ethanol Extraction Technologies, Inc. In September 2004, we acquired Ethanol Extraction Technologies, Inc. from UTEK for 149,398 shares of our common stock (after adjustment for our reverse merger transaction). Ethanol Extraction holds the worldwide exclusive license to a patented technology developed by researchers at Queen’s University at Kingston, Ontario, Canada to continuously remove and isolate ethanol, an inhibitor of fermentation, during the fermentation process. The material terms of the license are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - Queen’s University at Kingston, Ontario, Canada” below. The technology incorporates a process in which the fermentation reaction and ethanol removal occur simultaneously. When implemented in ethanol plants, whether corn-based or otherwise, this technology is intended to increase plant capacity and reduce energy costs with relatively modest capital expenditures. We have evaluated this technology and currently do not intend to seek to develop it further.

Superior Separation Technologies, Inc. In January 2005, we acquired Superior Separation Technologies, Inc. from UTEK for 220,702 shares of our common stock (after adjustment for our reverse merger transaction). Superior Separation owns the worldwide exclusive license to patented technology developed by the National Renewable Energy Laboratory, the principal research laboratory for the U.S. Department of Energy’s Office of Energy Efficiency and Renewable Energy, for the enhanced separation of biomass feedstocks into their constituent fractions to facilitate subsequent conversion into ethanol and xylitol. We acquired this technology to be able to separate the components of cellulosic biomass (lignin, cellulose and hemicellulose) which would allow access to the fermentable sugars that can then be turned into ethanol. The material terms of the license are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - National Renewable Energy

Laboratory” below. The potential benefits of Superior Separation’s clean fractionation of biomass technology are that:

•	the process separates biomass into very pure cellulose, hemicellulose and lignin fractions;

•	the process can be used on a variety of biomass feedstocks;

•	the process reduces water requirement in biomass treatment;

•	the clean fractions allow easier hydrolysis and fermentation; and

•	the solvent is easily recoverable, and economical.

We intend to continue to develop this technology. We are currently unable to estimate the time or the cost required to complete the commercialization of this technology.

Xylose Technologies, Inc. In August 2005, we acquired Xylose Technologies, Inc. from UTEK for 567,857 shares of our common stock. Xylose Technologies holds a license certain rights to commercialize technology based on research done by the U.S. Department of Agriculture’s Forest Products Laboratory, which has developed a genetically-engineered, xylose fermenting yeast strain providing enhanced ethanol production from xylose, a sugar extracted from wood or straw. We acquired this technology in an effort to create a yeast that will be more powerful and robust in the fermentation of hemicellulose sugars present in wood and the by-products produced from paper mills, allowing us to use those materials in our plants. Our extended agreement with the FPL was originally scheduled to expire in March 2007. In January 2007, we negotiated a second agreement with FPL with a term of one year. The material terms of the license are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - U.S. Department of Agriculture’s Forest Products Laboratory” below. Since xylose is present in biomass materials such as agricultural wastes, corn hulls and the like, as well as in pulping wastes and fast-growing hardwoods, which are currently under-exploited, we believe a method to more easily convert xylose to ethanol and value-added co-products such as xylitol will prove to be valuable. The potential benefits of Xylose Technologies’ xylose fermenting yeast strain technology are that:

•	the process allows more efficient fermentation of biomass feedstock;

•	the process can allow many forestry products to be used to make ethanol; and

•	the process can also be used to make xylitol.

In January 2007, we negotiated a second agreement with FPL. We are currently unable to estimate the time or the cost required to complete the commercialization of this technology.

Advanced Biomass Gasification Technologies, Inc. (ABGT). In June 2006, we acquired Advanced Biomass Gasification Technologies, Inc. (“ABGT”) from UTEK for 136,838 shares of our common stock. ABGT had no operations before we purchased it. Until that time, its assets consisted solely of cash and a license and research agreement. ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (“EERC”) of certain patents and know-how related to microgasification and a party to a base research agreement with the EERC. We acquired this technology in an effort to develop small-scale gasification technology for the production of syngas. Our development program for the commercialization of this technology is in its early stages. The material terms of the license and research agreement are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - University of North Dakota” below. The potential benefits of ABGT’s microgasification technologies are that:

•	the process provides a lower cost alternative to steam boiler power generation ;

•	the process uses low-cost biomass feedstocks and waste streams, including lignin, a byproduct of cellulosic ethanol production; and

•	the process has applications in numerous industries such as forest products, wood processing, agricultural processing and secondary milling.

We currently estimate that our costs for this project through the end of 2008 will be approximately $5.0 million. We are currently unable to estimate the time or the cost required to complete the commercialization of this technology.

H2Diesel, Inc.

On April 14, 2006, we entered into a sublicense agreement with H2Diesel, Inc., which was amended and restated on June 15, 2006, effective as of April 14, 2006. H2Diesel is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels, under an exclusive license agreement with the inventor of the diesel biofuel. Under the amended and restated sublicense agreement, we were granted (a) an exclusive sublicense to make, use and sell use and sell products manufactured by using the H2Diesel fuel additive in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and (b) a non-exclusive license to sell those products anywhere else within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties. We are currently in discussions with two independent laboratories to test the technology, and we intend to continue to explore commercial exploitation of the technology. The other material terms of the sublicense agreement are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - H2Diesel” below. For more information about our transactions with H2Diesel, see “Description of Formation and Capitalization - Investment in H2Diesel” above.

DDS Technologies USA, Inc.

In October 2005, we entered into a marketing and licensing agreement with DDS Technologies USA, Inc. under which we obtained an exclusive, non-transferable license to an issued United States patent with claims relating to a micrometric separator for the classification of mixtures of solid particulate materials and related dry disaggregation technologies. Our license is limited to the production of ethanol feedstock and byproducts within the United States, but the agreement provides that we may sell ethanol and byproducts produced through the practice of the licensed technologies worldwide. As of January 1, 2007, this agreement is no longer exclusive. We are examining whether and how to pursue the use of this technology as part of our business plan.

Intellectual Property Rights and Patents

We license U.S. patents and have two pending patent applications in the field of biomass conversion. The issued United States patents expire between 2015 and 2020.

Patent and other proprietary rights are important for the development of our business. We have sought and intend to continue to seek patent protection for our inventions and rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain a competitive advantage. To protect these rights, know-how and trade secrets, we typically require employees, consultants, collaborators and advisors to enter into confidentiality agreements with us, generally stating that they will not disclose any confidential information about us to third parties for a certain period of time, and will otherwise not use confidential information for anyone’s benefit but ours. We cannot assure you that any of our confidentiality and non-disclosure agreements will provide meaningful protection of our confidential or proprietary information in the case of unauthorized use or disclosure.

The patent positions of companies like ours involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. We cannot assure you that any patents will issue on any of our pending patent applications. The patents licensed to us, and those that may issue or be licensed to us in the future, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed or licensed by us. Because of the extensive time required for development and testing of new technologies, it is possible that, before any of our proprietary technologies can be commercialized, our relevant patent rights may expire or remain in force for only a short period following commercialization. Expiration of patents we license or own could adversely affect our ability to protect future technologies and, consequently, our operating results and financial position. In addition, we cannot assure you that we will not incur significant costs and expenses, including the cost of litigation in the future, to defend our rights under those patents, licenses and non-disclosure agreements.

Patent Applications

On August 4, 2005, we filed an international patent application under the Patent Cooperation Treaty based on U.S. Provisional Patent Application Serial No. 60/598,880 entitled “Method of Converting a Biomass into a Biobased Product.” The invention uses an “impact” process for cleanly separating, or fractionating, the basic fibrous components that are present in a biomass and from which fermentable sugars are obtained. The fibrous components of the biomass are then uniquely processed into a wide range of environmentally advantageous biobased products such as ethanol, fossil fuel derivatives, biodegradable plastics or edible protein.

On December 12, 2005, we filed a provisional U.S. patent application Serial No. 11/301,970 entitled “Method for Producing Bioethanol from Lignocellulosic Biomass and Recycled Paper Sludge.” We believe the invention will improve the ethanol yield for lignocelluosics by increasing the amount of sugars available for fermentation.

Licensing and Collaborative Agreements

To date, we have entered into a number of license and collaborative research and development agreements with various institutions to obtain intellectual property rights and patents relating to biomass conversion. Our strategy includes possible future in-licensing of intellectual property, as well as collaborations with companies that may use our intellectual property in their products, or develop, co-develop, market and sell our product candidates in markets outside of the United States.

Virginia Tech

In June 2004, through our acquisition of Advanced Bioethanol Technologies, Inc., we obtained an exclusive, royalty-bearing license from Virginia Polytechnic Institute and State University, or Virginia Tech, to any patent rights issuing from Virginia Tech’s invention relating to bioethanol production from cotton gin waste and recycled paper sludge. This license is subject to certain research rights retained by Virginia Tech. Under the license, we agreed to plan to spend at least $100,000 annually during the first five years of the agreement to develop products using the licensed technology and to market and reasonably fill market demand for licensed products following commencement of marketing. Virginia Tech may terminate the license or convert it to an non-exclusive license if we fail to perform any of these obligations or fail to make any payment under the license when due, subject to our right to cure that failure within 30 days of notice of the failure. We may terminate the license without cause upon 90 days’ written notice. Otherwise, this agreement will terminate upon the later of the expiration of the longest-lived patents rights or June 25, 2025. As of the filing date of this report, no patents relating to the invention have been issued.

Under this license agreement, we paid to Virginia Tech a license issue fee of $25,000. We are obligated to pay Virginia Tech royalties equal to of 3.0% of our net sales of equipment using licensed methods and 0.25% of net sales of ethanol or other fermentation products, subject to a minimum annual royalty of $7,500 in the third year of the agreement, $15,000 in the fourth year of the agreement and $30,000 thereafter throughout the term of the license. We also agreed to pay 50% of any fees that are not earned royalties that we may receive in connection with the sublicense of the licensed technology and to pay on each sublicense royalty payment, the higher of (a) 50% of the royalties received or (b) royalties based on at least 50% of the royalty rate specified in the agreement.

In connection with this license agreement, in December 2005 we entered into a research agreement with Virginia Tech. Under this agreement, Virginia Tech will own any intellectual property created solely by Virginia Tech researchers in the performance of this agreement, and we and Virginia Tech will jointly own any intellectual property created jointly by our researchers and Virginia Tech researchers. We have the right, for six months after the termination of the project, to obtain a non-exclusive, nontransferable, royalty-free license to any intellectual property generated by the project or to negotiate a royalty-bearing exclusive license to any intellectual property generated by the project, subject to research rights retained by Virginia Tech. We may terminate this collaboration upon 60 days’ written notice.

Under these agreements, we have paid Virginia Tech $75,689 through March 1, 2007.

Queen’s University, Kingston, Ontario

In September 2004, through our acquisition of Ethanol Extraction Technologies, Inc., we obtained an exclusive, worldwide royalty-bearing license from PARTEQ Research and Development Innovations, the technology transfer agency of Queen’s University in Kingston, Ontario, for the issued United States and Canadian patents with claims directed toward extractive fermentation. Our license is subject to research rights retained by PARTEQ and the Canadian Ministry of Energy and Mines. PARTEQ may terminate our license or reduce our excusive license to a non-exclusive license if we fail to use commercially reasonable efforts to exploit the licensed technology or fail to endeavor diligently to develop, manufacture and sell products that incorporate the licensed technology. Otherwise, this license will terminate upon the expiration of the later of September 28, 2014 or the date on which the last of the licensed patents expires. PARTEQ may also terminate the license agreement if we become insolvent or bankrupt or if we breach an obligation under the agreement and fail to cure our breach with 60 days after notice from PARTEQ of our breach.

Pursuant this agreement, we agreed to pay PARTEQ royalties equal to 1.0% on the net sale of any product that incorporates the licensed technology until the last patent expires and 0.25% thereafter for the term and 1.0% on any equipment that enables the use of the licensed technology and milestone payments of $2,500 per million gallons of nameplate capacity for each plant built, retrofitted or brought on-line during the term of the agreement that incorporates the licensed technologies. We also agreed to pay 10% of any revenues we receive through the sublicensing of the licensed technologies. Under this agreement, we have made no payments to PARTEQ through March 1, 2007, although Ethanol Extraction Technologies, Inc. paid PARTEQ a license issue fee of $30,000 before we acquired it.

The last of the patents licensed under this agreement has expired. Having done an extensive reevaluation of this technology and given the status of our other projects, we have discontinued the current development of this technology.

National Renewable Energy Laboratory

In January 2005, through our acquisition of Superior Separation Technologies, Inc., we obtained an exclusive, worldwide royalty-bearing license from Midwest Research Institute, or MRI, as manager and operator of the U.S. Department of Energy’s National Renewable Energy Laboratory, or the NREL, for an issued United States patent with claims directed toward a method of biomass feedstock separation. Our license is subject to the rights to the licensed patent retained by the U.S. Government. Under the license agreement, we provided MRI with a five-year plan for our commercial use of the licensed technologies, including sales forecasts for products produced by and equipment incorporating the licensed technologies for the five-year period. We are required to provide MRI with annual updates of our commercial use plan throughout the term of the agreement. MRI has the right to terminate our license if we fail to meet 75% of our then current sales forecast or if we fail to make any payment when due under the agreement, subject to our right to cure the failure in each case. We have the right to terminate the license in the event of any material breach by MRI, subject to their right to cure that breach. The agreement automatically terminates if we cease to do business or become insolvent or bankrupt or if we attempt to assign our license. Otherwise, this license will terminate upon the earlier of January 10, 2030 or the extinguishment of all the licensed patent rights. Currently, the latest to expire of the issued patents under the license agreement expires in 2015.

Pursuant this agreement, we paid MRI an up-front royalty fee of $60,000 and also agreed to pay MRI a continuous royalty of 3.0% on the sale of any equipment that incorporates the licensed technologies and 0.25% on any ethanol and 5.0% on any value added byproducts produced by the licensed technologies, subject to an annual minimum royalty of $10,000 in 2007, $25,000 in 2008 and between $50,000 and $75,000 (depending on the feedstocks included within the licensed field of use) thereafter throughout the term of the license. We also agreed to pay 50% of any revenues we receive through the sublicensing of the licensed technologies.

In connection with this license agreement, in May 2006 we entered into a cooperative research and development agreement with MRI as operator of the NREL. Under the agreement, we were required to pay $300,000 to the NREL to finance the research to be performed under the agreement. We have the right to assert copyright in works our employees create in performing under the agreement, and we have the right to retain ownership of any invention our employees make in performing under the agreement, exercisable within twelve months of the disclosure of the invention. We have the right, for six months after the termination of the project, to negotiate a royalty-bearing exclusive license to any invention made by the employees of and retained by the NREL. Our rights under this agreement are subject to the rights retained by the U.S. Government. Either party may terminate this agreement upon 30 days’ written notice.

Under these agreements, we have paid MRI $60,000 and the NREL $300,000 through March 1, 2007.

U.S. Department of Agriculture’s Forestry Products Laboratory

In August 2005, through our acquisition of Xylose Technologies, Inc., we obtained a non-exclusive license, limited to the United States, to two issued United States patents and a patent application relating to xylose-fermenting yeast from the Wisconsin Alumni Research Foundation, or WARF, the licensee of the U.S. Department of Agriculture’s Forestry Products Laboratory, or the FPL. Our license is subject to the rights to the licensed patent retained by the U.S. Government. Under this license, we had the options, exercisable for six months from the date of the agreement, to extend the license territory to include South America and Africa and to obtain a worldwide, exclusive license to use the licensed patents in the United States. Our right to exercise the second option was conditioned on our entering into a cooperative research and development agreement with the FPL, under which we agreed to provide at least $250,000 to finance the research that the FPL is to perform under the agreement. WARF has the right to terminate our license if we breach any of our obligations under the agreement, subject to our right to cure within 90 days of notice of the breach by WARF, or if we become insolvent or bankrupt. We have the right to terminate the agreement at any time on 90 days’ written notice. Otherwise, this license will terminate upon the earlier of the date on which no licensed patent remains enforceable or our payment of royalties, once begun, ceases for more than eight calendar quarters. Currently, the latest to expire of the issued patents under the license agreement expires in 2019.

Pursuant this agreement, we paid WARF a license issue fee of $30,000 and an option fee of $50,000. We also agreed to pay WARF a royalty of 0.5% on the sale of any product that incorporates the licensed technology, subject to an annual minimum royalty of $15,000 beginning in 2008 and $25,000 thereafter and throughout the term of the license.

In connection with this license, in November 2005 we entered into a cooperative research and development agreement with the FPL. The agreement provides for us to pay the FPL a total of $250,000, payable in four equal installments, to finance the research to be performed under the agreement. Under this agreement, we have agreed to confer with the FPL regarding the ownership of any inventions made in the performance of the agreement. We have the right to negotiate an exclusive license to any invention retained by the FPL. Our rights under this agreement are subject to the rights retained by the U.S. Government. Either party may terminate this agreement upon written notice. In December 2006, this agreement was extended, at no additional cost, until March 2007. In January 2007, we negotiated a second cooperative research and development agreement. The new agreement has a term that expires on November 30, 2007 and requires us to pay to FPL a total of $250,000, payable in four equal quarterly installments beginning January 15, 2007. As of March 1, 2007, under these agreements, we have paid WARF and the FPL $250,000 under the first agreement and $62,500 under the second agreement.

University of North Dakota

In June 2006, through our acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”), we obtained a worldwide royalty-bearing license from the University of North Dakota’s Energy and Environmental

Research Center (the “EERC”) in Grand Forks for two U.S. provisional patent applications with claims directed toward a method and apparatus for supply of low-BTU gas to an engine generator and wet solids removal and separation system from a gasifier and related know-how. Our license is limited to the field of lignin and biomass feedstock gasification in Imbert gasifiers of up to 10 megawatt thermal. Our license is subject to the rights to the licensed patents retained by the EERC and the U.S. Government. Our license is exclusive with in the specified field through 2012 and thereafter exclusivity will automatically be renewed for the following year on a country-by-country basis if the royalty payments from that country are at least $50,000 on an annual basis. Otherwise, the license becomes non-exclusive. We have the right to sublicense the licensed technology throughout the exclusivity period. Under the license, we are obligated to complete long-term testing of the licensed technologies at the pilot stage by December 31, 2008, to make a first commercial sale of a licensed product on or before June 30, 2009 and to make minimum annual net sales of licensed products of $500,000 in 2009, $2,000,000 in 2010 and $5,000,000 in 2011 and each year thereafter. The EERC has the right to terminate our license if we fail to perform any of these obligations, subject to our right to cure that failure within 60 days after receiving written notice, or if we fail to pay any amount when due, subject to our right to cure that failure within 30 days after receiving written notice, or if we cease to do business. We may terminate the license upon six months written notice to the EERC, subject to our payment of all amounts due under the license. Unless earlier terminated, this license will terminate upon the later of May 24, 2026 or the end of the life of the licensed intellectual property.

Under this agreement, we paid the EERC a license issue fee of $50,000 and agreed to pay the EERC an annual license maintenance fee of $10,000 in 2007 and 2008, $25,000 in 2009, $50,000 in 2010 and $100,000 each year thereafter throughout the term of the license. Under the license, we are obligated to pay the EERC a running royalty of 2.0% on our net sales of equipment incorporating the licensed technology, 0.25% on net savings of electricity and/or fuel by any of our customers and 4.0% on any of our service fee income. The running royalties due on net sales paid during the previous twelve-month period, if any, may be credited to the license maintenance fee payable in respect of any year. License maintenance fees paid in excess of running royalties due in that 12-month period shall not be creditable to amounts due for future years. We also agreed to pay 35% of any revenues we receive through the sublicensing of the licensed technologies.

In connection with this license agreement, in May 2006 we entered into a base research agreement with the EERC to develop the licensed technology. The agreement provides for us to pay the EERC a cost-reimbursable amount of $300,000 in advance to finance the initial project to be performed under the agreement. Under this agreement, the EERC retains ownership of any invention made in the performance of the agreement. We have the exclusive right to negotiate an exclusive commercial license to any such invention, exercisable for twelve months after disclosure of the invention. At a minimum, we will have a non-exclusive, perpetual, royalty-free license to use the invention in our internal operations, but not for commercial use or in conjunction with others. Our rights under this agreement are subject to the rights retained by the U.S. Government. Unless earlier terminated, the agreement will expire on May 24, 2009. Either party may terminate this agreement upon 30 days’ written notice for any reason.

Under these agreements, we have paid the EERC approximately $300,000 through March 1, 2007.

H2Diesel, Inc.

On April 14, 2006, we entered into management and sublicense agreements with H2Diesel, Inc., each of which was amended and restated on June 15, 2006, effective as of April 14, 2006. H2Diesel cancelled the management agreement on September 25, 2006. Under the amended and restated sublicense agreement, we were granted (a) an exclusive sublicense to make, use and sell use and sell products manufactured by using the H2Diesel fuel additive in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and (b) a non-exclusive license to sell those products anywhere else within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties.

Under the amended and restated sublicense agreement, H2Diesel must sell us additive in quantities sufficient to meet our requirements for the production of product at the lower of its actual cost or the price at which it sells additive to unrelated third parties, or at such other price as we and H2Diesel may agree. We are obligated to pay certain royalties to H2Diesel based on sales of products by us or our sublicensees. The royalty that we must pay per gallon of product that we or our distributors sell is the lesser of $0.10 per gallon or the lowest per gallon royalty that H2Diesel charges to unrelated entities. During the initial term of the agreement, for each twelve-month period beginning on the date (the “Trigger Date”) on which H2Diesel first notifies us that it can produce and deliver additive in sufficient quantities to meet our requirements, is able to do so and provides us with the technical and engineering specifications necessary for a plant to produce the products, we are obligated to pay H2Diesel a minimum royalty equal to the royalty that would have been paid had a specified amount been sold during that twelve month period. For the first twelve-month period, the specified amount is 20,000,000 gallons of product and for each succeeding twelve-month period the amount increases by 10,000,000 gallons. If we do not sell the minimum amount or pay the minimum royalties due with respect to the second or third twelve-month periods after the Trigger Date, then H2Diesel has the option to terminate the sublicense or to convert our exclusive rights under the sublicense to non-exclusive rights and if H2Diesel elects to convert our exclusive rights to non-exclusive rights we will still be obligated to pay the minimum royalties due with respect to the initial twelve-month period. If we do not sell the minimum amount or pay the minimum royalties due with respect to the fourth or any subsequent twelve-month period, then our exclusive rights under the sublicense automatically convert to non-exclusive rights and our obligation to pay the minimum royalties due with respect to any subsequent twelve-month period is terminated. In effect, beginning in the fourth twelve-month period we may terminate our minimum royalty payment obligations with respect to subsequent twelve-month periods by electing not to cure any failure to make the minimum royalty payments due with respect to the current year. If our minimum royalty payment obligations are terminated, throughout the term of the agreement we will continue to pay royalties to H2Diesel for any licensed product actual sold. The initial term of the amended and restated sublicense agreement is for ten years from the Trigger Date. Thereafter, the agreement automatically renews for successive one-year periods provided there is no existing default at the time of renewal. As of March 22, 2007, the Trigger Date had not yet occurred and accordingly, we had not recorded any royalty expense under the sublicense.

The following table sets forth our minimum royalty payments obligations in each twelve-month period during the initial term of the agreement assuming that (a) the maximum royalty rate of $0.10 per gallon applies throughout the term and (b) we do not terminate our minimum payment obligations in the fourth or any subsequent year on the terms described above:

Twelve-Month Period	Minimum Royalty Payment
First	$2,000,000
Second	3,000,000
Third	4,000,000
Fourth	5,000,000
Fifth	6,000,000
Sixth	7,000,000
Seventh	8,000,000
Eighth	9,000,000
Ninth	10,000,000
Tenth	$11,000,000

Also on June 15, 2006, we also entered into a technology access agreement with H2Diesel, under which H2Diesel agreed to deliver to us the formula for its additive and all know-how in its possession, under its control or available from its licensor of the technology that relates to the manufacture of the additive. H2Diesel is required to continue to provide us with information regarding modifications to that formula or know-how. We have no right to use the formula or the know-how so long as H2Diesel is not in default of its obligations under the amended and restated sublicense agreement. After an event of default, we have the right to use the formula and know-how to produce the additive to meet our needs to exercise our right to sell licensed product under the amended and restated sublicense agreement. We must pay H2Diesel the royalties we would otherwise have paid in connection with sales of licensed product, but may offset the amount by which the cost we incur in manufacturing the licensed product ourselves exceeds the price that we would otherwise have paid H2Diesel. We have retained the right to seek damages from H2Diesel for any excess cost of the additive. For more information about our transactions with H2Diesel, see “Description of Formation and Capitalization - Investment in H2Diesel” above.

DDS Technologies USA, Inc.

In October 2005, we entered into a marketing and licensing agreement with DDS Technologies USA, Inc. under which we obtained an exclusive, non-transferable license to an issued United States patent with claims relating to a micrometric separator for the classification of mixtures of solid particulate materials and related dry disaggregation technologies. Our license is limited to the production of ethanol feedstock and byproducts within the United States but the agreement provides that we may sell ethanol and byproducts produced through the practice of the licensed technologies worldwide. As of January 1, 2007, this agreement is no longer exclusive. Either party may terminate the agreement upon a material breach by the other, subject to the breaching party’s right to cure within 30 days after written notice.

The agreement provides that we may purchase machines embodying the licensed technology from DDS. We are obligated to pay DDS a royalty equal to 1.25% of our revenues from the sale of ethanol produced by any such machines (subject to a reduction to .25% if our exclusive right to act as marketing agent is terminated as described below) and 4.0% of our revenues from the sale of any byproducts produced by the machines. We also agreed to pay DDS a milestone payment equal to $2,500 for each 1 million gallons of nameplate capacity of each of our plants at which the machines are located.

Under this agreement, we were also appointed DDS’s exclusive marketing agent for machines embodying the licensed technologies. We agreed to purchase one machine for use as a demonstration model at our BioFuels facility. In consideration of our performance of marketing activities under the agreement, DDS issued to us 200,000 shares of its common stock and paid us a one-time fee of $50,000 and agreed to pay us 10% of their revenues upon the sale of any machines embodying the licensed technologies, whether or not we introduced the purchaser of the machine to DDS. Because Xethanol did not buy 10 machines during 2006, our exclusive right to act as marketing agent has been converted into a non-exclusive right.

Through March 1, 2007, we have not paid DDS any amount under this agreement. We are examining whether and how to pursue the use of this technology as part of our business plan.

In connection with this agreement, we entered into a mutual release with DDS, by which each party discharged the other from all claims and liabilities and jointly filed dismissals with prejudice of all claims relating to legal actions concerning our investment in a joint venture called DDS-Xethanol, LLC.

Joint Venture Agreements

To date, in pursuit of our co-location strategy we have organized three subsidiaries: CoastalXethanol, NewEnglandXethanol and BlueRidgeXethanol.

CoastalXethanol LLC

We formed CoastalXethanol LLC in May 2006 to develop plants for the production of ethanol in Georgia and parts of South Carolina. CoastalXethanol is a joint venture with Coastal Energy Development, Inc. We acquired an 80% membership interest in CoastalXethanol for a capital contribution of $40,000 and Coastal Energy acquired a 20% membership interest in CoastalXethanol for a capital contribution of $10,000. For accounting purposes, the operations of CoastalXethanol are consolidated into our financial statements.

On May 30, 2006, we entered into an organizational agreement and an operating agreement with Coastal Energy and CoastalXethanol. The organizational agreement contemplates that CoastalXethanol will develop and operate each facility through a limited liability company specially formed for that purpose and that CoastalXethanol will seek investment capital from third parties for purposes of funding the development and operation of each facility. We have the right, but not the obligation, to invest in any special limited liability company on the same terms as are offered to any third party investors.

The organizational agreement provides that CoastalXethanol will provide management services to each special limited liability company. In consideration of those services, each special limited liability company will pay CoastalXethanol the following management fees:

•
commencing on the date that a special limited liability company acquires title to the property on which a facility is to be built and ending on the earlier of the date on which (a) the facility first produces ethanol in commercial quantities or (b) CoastalXethanol discontinues development of that facility, a monthly fee of $15,000 per month, payable on the tenth day of each month during the period;

•
commencing on the date that a special limited liability company first produces ethanol in commercial quantities and thereafter until the first calendar month in which the operating cash flow of that special limited liability company is positive, a monthly fee of $15,000 per month, payable on the tenth day of each month during the period; and

•
commencing with the first month following the first calendar month in which the operating cash flow of the special limited liability company is positive, a monthly fee equal to the greater of (a) $15,000 or (b) the sum of (x) 3% of the gross revenues of the facility and (y) 2% of the net income of the special limited liability company with respect to that month, payable on the tenth day of each month during the period.

The organizational agreement provides that CoastalXethanol may loan Coastal Energy up to $63,000 in any month as Coastal Energy may request for working capital to the extent necessary for Coastal Energy to provide the services it is required to perform under the agreement. Those loans are repayable on demand, bear interest at the prime rate, and are repayable from any distributions by CoastalXethanol to Coastal Energy in respect to Coastal Energy’s membership interest in CoastalXethanol. As of March 1, 2007, we had advanced approximately $9.6 million to CoastalXethanol for working capital and investment purposes, and CoastalXethanol has loaned $630,000 to Coastal Energy for working capital purposes. CoastalXethanol has provided a 100% reserve against its loans to Coastal Energy pending CoastalXethanol having distributable cash flow.

Under the organizational agreement, we granted Coastal Energy and each special limited liability company the exclusive right to use our technologies for the development and operation of ethanol production facilities in certain geographic areas in which CoastalXethanol intends to construct its facilities. In consideration of this license, CoastalXethanol and each special limited liability company are obligated, jointly and severally, to pay us a license fee of up to $1,000,000 with respect to each facility, based on the achievement of certain milestones, and over time if each special limited liability ever achieves operating profitability. Under the organizational agreement, we granted Coastal Energy a warrant to purchase shares of our common stock. Please see “Description of Formation and Capitalization - Warrants Issued in Connection with Organization of CoastalXethanol LLC” above.

In August 2006, Augusta BioFuels, LLC, a wholly owned subsidiary of CoastalXethanol, purchased a former pharmaceutical manufacturing complex located in Augusta, Georgia from Pfizer Inc. for approximately $8,400,000 in cash. The acquisition of the Augusta facility was wholly financed by a loan from Xethanol. The loan is evidenced by a note that provides for five annual payments of principal and interest with the first annual payment due on the first anniversary of the date upon which Augusta BioFuels begins commercial ethanol production. So long as the note is outstanding, we will receive an extra 10% of any distributions made by CoastalXethanol with respect to its membership interests. To the extent the amount outstanding under the note ever decreases, the extra 10% that we are entitled to receive would be reduced proportionately. In October 2006, Augusta BioFuels sold surplus equipment from the Augusta facility for $3,100,000 in cash. The buyer of the surplus equipment also agreed to perform demolition work at the site.

In December 2006, Southeast BioFuels, LLC, a newly formed subsidiary of CoastalXethanol, purchased assets from Renewable Spirits, LLC for $100,000 in cash, a $600,000 note payable over 120 months and a 22% membership interest in Southeast BioFuels. The purchased assets consisted of equipment and intellectual property associated with an experimental system for the production of ethanol and other marketable co-products from waste citrus biomass, including Renewable Spirits’ rights under a cooperative research and development agreement with the U.S. Department of Agriculture’s Agricultural Research Service. Through our indirect ownership in Southeast Biofuels, we are evaluating the feasibility of producing ethanol from waste citrus biomass.

On March 5, 2007, we, along with CoastalXethanol initiated an action against Coastal Energy in the Supreme Court of the State of New York. Our complaint alleges, among other things, that Coastal Energy failed to repay to CoastalXethanol loans in the principal amount of $630,000, plus interest, and that Coastal Energy has failed to properly account for the expenditure of certain of our funds and those of CoastalXethanol. In the complaint, we and CoastalXethanol seek from Coastal Energy damages in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys' fees and expenses incurred in connection with the litigation.

NewEnglandXethanol, LLC

We formed NewEnglandXethanol, LLC in June 2006 with a goal of developing plants for the production of ethanol in the New England states. NewEnglandXethanol was a joint venture with Global Energy and Management LLC with both Global Energy and us each owning 50% of the membership interests in NewEnglandXethanol. On June 23, 2006, we entered into an operating agreement and an organizational agreement with Global Energy and NewEnglandXethanol. Under the organization agreement, Global Energy agreed to contribute capital to NewEnglandXethanol over time and based on the achievement of certain milestones. Under the organizational agreement, we also granted Global Energy a warrant to purchase shares of our common stock. Please see “Description of Formation and Capitalization - Warrants Issued in Connection with Organization of NewEnglandXethanol, LLC” above.

In December of 2006, our NewEnglandXethanol joint venture effectively ended based on a disagreement between us and Global Energy with respect to the actions that Global Energy and we were required to take pursuant to our joint venture. We do not currently believe that the NewEnglandXethanol joint venture will conduct any further business.

Research and Development

In conjunction with the development of our licensed technologies, we incurred research and development costs of $851,830 during the year ended December 31, 2006 and $133,420 during the year ended December 31, 2005.

Sales and Marketing

We sell all of the ethanol we produce at our BioFuels plant to Aventine Renewable Energy Holdings, Inc., the second largest marketer of ethanol, under a renewable, three-year off-take agreement. Sales are made at monthly price determined on a pooled basis. The pool includes Aventine’s ethanol production as well as ours and the production of other small producers that are members of the Aventine marketing alliance. The pooled price is a combination of forward and spot sales less the cost of transportation and marketing overhead. Aventine also receives a sales commission. The agreement originally contemplated that we would produce and Aventine would purchase all of the 6 million gallons per year that we were capable of producing at BioFuels. In July 2006, Aventine agreed that it would purchase all of the 41 million gallons that we anticipate we will be capable of producing at BioFuels when we have completed our expansion of the facility.

We sell the distillers wet grains that we produce as a by-product at BioFuels through a local merchandising agent.

Raw Material Supply

Our BioFuels facility annually purchases approximately 2.1 million bushels of #2 yellow corn. Due to its location in the Corn Belt, the plant has ample access to various corn markets and suppliers. The facility’s corn supply has historically been priced at approximately the price of #2 yellow corn as traded on the Chicago Board of Trade plus or minus typical regional or local basis. During 2006, the plant purchased corn from one supplier with whom we have a contractual arrangement. The seller delivers corn to the facility by truck. At any given time, approximately 8,000 bushels, or approximately one and a half days supply, is kept on-site.

Transportation and Logistics

Logistics include truck loading and unloading. The plant site does not have direct access to a railroad. We believe that the ample local supply of grain and the central location among three major ethanol terminal markets make rail freight unnecessary. We deliver to Aventine’s trucks at our plant the ethanol that we sell to Aventine.

Energy

We have purchased all of our electricity for our BioFuels plant from Alliant Energy at its standard industrial rate. For the six-month period during which the plant was operational in 2005, we purchased 4,029 megawatt hours, and for the year ended December 31, 2006, we purchased 8,017 megawatt hours.

Throughout 2005 and the first six months of 2006, Alliant Energy supplied natural gas to the plant under a supply and transportation contract that expired on June 30, 2006. On July 1, 2006, we entered into contracts with Center Point Energy Services to provide natural gas and with Alliant Energy to provide related transport services.

We currently buy natural gas in the spot market, but have the option to forward price all or a portion of our needs through our current natural gas supplier, Center Point Energy. Total energy usage for the six-month period during which the plant was operational in 2005 and for the year ended December 31, 2006 averaged approximately 42,870 BTUs per denatured gallon produced.

Regulatory Approvals and Environmental Laws

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws, regulations and permits also can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. We also do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs. We believe that we do not have material environmental liabilities relating to contamination at or from our facilities or at off-site locations where we have transported or arranged for the disposal of hazardous substances.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. We expect continued government and public emphasis on environmental issues to require us to increase future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations (and related interpretations) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters by September 13, 2007. New or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. Our coverage includes physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. We believe that our insurance is adequate and customary for our industry, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We do not currently have pending material claims for damages or liability to third parties relating to the hazards or risks of our business.

We are also required to obtain a permit issued by the Bureau of Alcohol, Tobacco and Firearms before any of our ethanol facilities can make ethanol.

Competition

At our current and projected levels of output, our production is insignificant relative to the overall size of the U.S. ethanol market. Most of the ethanol supply in the United States is derived from corn and is produced at approximately 97 facilities, ranging in size from 300,000 to 300 million gallons per year, located predominately in the Corn Belt in the Midwest. According to the American Coalition for Ethanol, the largest domestic producer of ethanol is Archer Daniels Midland, which owns some of the largest plants in the country. Archer Daniels Midland accounts for approximately one-fifth of all domestic capacity with more than 1 billion gallons of production. Its larger plants are wet milling, as opposed to dry milling, and each plant produces 150 to 300 million gallons of ethanol per year. These large plants have certain cost advantages and economies of scale.

Traditional corn-based production techniques are mature and well entrenched in the marketplace, and the industry’s infrastructure is geared toward corn as the principal feedstock. However, infrastructure for commercial biomass-to-ethanol production is yet to be developed. We believe our long-term growth prospects in biomass-to-ethanol depend on our ability to acquire and commercialize new technologies. As we continue to advance our biomass technology platform, we are likely to encounter competition for the same technologies from other companies that are also attempting to manufacture ethanol from cellulosic biomass feedstocks.

Employees

We had 34 employees as of March 1, 2007, and all of these employees are full time. None of these employees is covered by a collective bargaining agreement, and our management believes that our relations with our employees are good.

Corporate Information

Our corporate headquarters are located at 1185 Avenue of the Americas, 20th Floor, New York, New York 10036, and our telephone number is (646) 723-4000. Our website is located at www.xethanol.com.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information that we file at the SEC’s public reference facilities at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information regarding the public reference facilities. The SEC maintains a website, http://www.sec.gov, which contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to the public from commercial document retrieval services.

You may also request a copy of our filings at no cost by writing us at: Xethanol Corporation, 1185 Avenue of the Americas, 20th Floor, New York, New York 10036, Attention: Mr. Gary Flicker, Chief Financial Officer, or telephoning us at: (646) 723-4000.

RISK FACTORS

If you purchase our common stock, you will be taking on a high degree of financial risk. In deciding whether to purchase our common stock, you should carefully read and consider the risks and uncertainties described below and the other information contained in this report. The occurrence of any of the following risks could materially impair our business, financial condition and results of operation. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history in the ethanol industry.

Old Xethanol began ethanol production operations in September 2003 with the acquisition of our Permeate Refining plant in Hopkinton, Iowa. In October 2004, Old Xethanol acquired our second plant in Blairstown, Iowa, which commenced operations in July 2005. Since the inception of our current business operations, we have been engaged in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing or licensing processing technology, raising private capital and seeking acquisitions. Accordingly, we have a limited relevant operating history that you can use to evaluate our performance and future prospects.

We have had a history of net losses.

We incurred net losses of $20,178,729 for the year ended December 31, 2006; $11,377,075 for the year ended December 31, 2005; and $2,570,918 for the year ended December 31, 2004. From our inception on January 24, 2000 through December 31, 2006, we reported an accumulated deficit of $32,551,096. We have funded our operations primarily through the sale of our securities and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our ethanol production technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend on the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Our biomass-to-ethanol technologies are unproven on a large-scale commercial basis and could fail to perform in a commercial production environment.

While production of ethanol from corn, sugars and starches is a mature technology, newer technologies for production of ethanol from biomass are still in a development stage. The technologies that we are pursuing for ethanol production from biomass have never been used on a large-scale commercial basis. All of the tests that we have conducted to date on our biomass technologies have been performed on limited quantities of feedstocks, and we cannot assure you that we can obtain the same or similar results at competitive costs on a large-scale commercial basis. We have never used these biomass technologies under the conditions or in the volumes that will be required to be profitable, and we cannot predict all of the difficulties that may arise. These technologies will require further research, development, design and testing before we can implement them on a larger-scale commercial application. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or that they will be profitable to us.

Our licensed diesel biofuel technology could fail to perform in a manner that makes its production commercially feasible.

We are currently in discussions with two independent laboratories to test the H2Diesel technology that we have sublicensed for the production of a diesel biofuel. This technology has never been used in commercial production, and there can be no assurance that it will be commercially feasible to manufacture products using that technology or that it will not require further research and development, at considerable expense, to do so, or that we will be able to distribute the products we make effectively and profitably.

We will need to raise additional funds to achieve our business objectives.

As of February 28, 2007, we had cash and cash equivalents of approximately $22.0 million. We anticipate significant capital expenditures and investments over the next 12 months related to our strategic initiatives. Our current cost projection for the design, engineering and construction of the planned 35 million gallon ethanol production facility at our BioFuels site is approximately $75 million. We also plan to construct a pilot plant at our Spring Hope site using wood chips as the primary feedstock. If we are successful in proving the technology on a pilot basis, we will seek to ultimately increase the rate of production at the facility to 35 million gallons per year. We are currently developing an initial and long-term investment budget for this project. In December 2006, we formed a joint venture to invest in a pilot project to produce ethanol from citrus waste, and we anticipate spending approximately $1 million during the next 12 months to pursue this project. We are also currently evaluating project possibilities for our Augusta, Georgia site. We plan to use a portion of our current cash to provide seed capital for these projects while we analyze our financing options. We will also use cash on hand, as well as cash provided by operations, to cover corporate overhead and fund our research and development agreements.

We are currently in discussions with several intermediaries, advisors and investors to structure and raise the funds to finance these projects. As of March 1, 2007, we also have access to approximately $10 million in equity funding through our common stock purchase agreement with Fusion Capital. We can draw down on our agreement with Fusion Capital only if the market price of our common stock remains above $2.00. Other than our agreement with Fusion Capital, we currently have no commitments for any additional financing, and there can be no assurance that we can obtain additional capital on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may require significant payment obligations and covenants that restrict how we operate our business.

Any strategic acquisitions we make could have a dilutive effect on your investment. Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.

As part of our growth strategy, we will seek to acquire or invest in complementary businesses, facilities or technologies and enter into co-location joint ventures. We intend, after we make an acquisition, to integrate the acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that we will in fact realize the anticipated benefits of any acquisitions we make. In addition, our future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

As of March 1, 2007, we have issued 2,948,357 shares of our common stock in connection with strategic acquisitions. During the fourth quarter of 2005, we charged $3,635,416 to expense, representing the unamortized cost of license agreements obtained as a result of four of our technology acquisitions and to write off $205,000 of goodwill associated with our now-closed Permeate facility. Further, one of our key strategic initiatives is to develop a diesel biofuel production capability using our exclusive sublicense we acquired from H2Diesel

Holdings, Inc. According to its SEC filings, H2Diesel is obligated to pay $9.1 million in additional payments to the owner of the patent of the licensed technology, including (a) $600,000 on July 31, 2007 and (b) $1.5 million on October 31, 2007. To make these payments, H2Diesel must raise additional capital, and to our knowledge, H2Diesel has not done so. H2Diesel’s most recent quarterly report on Form 10-Q notes that these matters raise substantial doubt about H2Diesel’s ability to continue as a going concern. If H2Diesel fails to make the license payments as required, we could lose our sublicense of the technology.

Our joint ventures may not be successful. In that event, our investments may not be profitable, our management may be distracted and we may be unable to pursue more attractive opportunities.

We have entered into two joint ventures in which we are involved in disputes or litigation with our joint venture partners. In May 2006, we organized CoastalXethanol, LLC to develop plants for the production of ethanol in Georgia and parts of South Carolina. We own 80% of CoastalXethanol, which purchased the Augusta, Georgia manufacturing complex described elsewhere in this report through a wholly owned subsidiary. On March 5, 2007, we, along with CoastalXethanol, initiated litigation against our joint venture partner alleging that it failed to repay loans and failed to properly account for the funds it spent. We can offer no assurances regarding the ultimate resolution of this litigation. We may incur material legal fees, and our management may be distracted. Until this situation is resolved, CoastalXethanol is unlikely to be able to develop our Augusta facilities as we intend or to pursue additional business opportunities. In addition, we organized NewEnglandXethanol, LLC in June 2006 to produce ethanol in the New England states. NewEnglandXethanol was a joint venture with Global Energy and Management LLC with Global Energy and us each owning 50% of the membership interests in NewEnglandXethanol. In December 2006, our NewEnglandXethanol joint venture effectively ended based on a disagreement between Global Energy and us with respect to the actions that Global Energy and we were required to take pursuant to our joint venture. We do not currently believe that the NewEnglandXethanol joint venture will conduct any further business. We can offer no assurances that we will be able to enter into successful joint ventures in the future.

As a result of the joint ventures described above and other joint ventures that may prove to be unsuccessful, our investments may not be profitable, our management may be distracted and we may be unable to pursue more attractive opportunities.

The success of our business depends, in part, upon proprietary technologies and information that may be difficult to protect and may infringe on the intellectual property rights of third parties.

We believe that the identification, acquisition and development of proprietary technologies are key drivers of our business. Our success depends, in part, on our ability to obtain patents, license the patents of others, maintain the secrecy of our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We currently license a number of issued United States patents. We also have patent applications pending and are in the process of filing additional patent applications in the United States. We may in the future file foreign patent applications. We cannot assure you that the patents of others will not have an adverse effect on our ability to conduct our business, that the patents that we license will provide us with competitive advantages or will not be challenged by third parties, that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable or that any patents issued to us will provide us with competitive advantages or will not be challenged by third parties. Further, we cannot assure you that others will not independently develop similar or superior technologies, duplicate elements of our biomass technology or design around it.

To successfully commercialize our proprietary technologies, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. We cannot assure you that any license acquired under those patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s patents or in defending the validity or enforceability of our patents, or in bringing patent infringement suits against other parties based on our patents.

In addition to the protection afforded by patents, we also rely on trade secrets, proprietary know-how and technology that we seek to protect, in part, by confidentiality agreements with our prospective joint venture partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any such breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We depend upon our officers and key personnel, and the loss of any of these persons could adversely affect our operations and results.

We believe that the implementation of our proposed expansion strategy and execution of our business plan will depend to a significant extent upon the efforts and abilities of our officers and key personnel. We believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related research are a significant factor in our continued success. Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results. We do not currently carry key-man life insurance on any of our officers. See “Management.”

Because we are smaller and have fewer financial and other resources than many ethanol producers, we may not be able to compete successfully in the very competitive ethanol industry.

Ethanol is a commodity, and there is significant competition among existing ethanol producers. Our business faces competition from a number of producers that can produce significantly greater volumes of ethanol than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to do so. These producers may be able to achieve substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal production costs. If these producers are able to substantially reduce their marginal production costs, the market price of ethanol may decline and we may be not be able to produce ethanol at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

Competition from large producers of petroleum-based gasoline additives and other competitive products may adversely affect our financial performance.

Our success depends substantially upon continued demand for ethanol from major oil refiners. Other gasoline additives that have octane and oxygenate values similar to those of ethanol currently cannot be produced at a cost that makes them competitive. The major oil refiners have significantly greater financial, technological and personal resources than we have to reduce the costs of producing these alternative products or to develop other alternative products that may be produced at lower cost. The major oil refiners also have significantly greater resources than we have to influence legislation and public perception of ethanol. If the major oil refiners are able to produce ethanol substitutes at a cost that is lower than the cost of ethanol production, the demand for ethanol may substantially decrease. A substantial decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

Our financial results are directly affected by corn supply and feedstock prices, which could adversely affect the value of your investment.

Unless and until we are able to integrate waste starches and sugars and biomass feedstock into our production system, we will produce ethanol from corn as our feedstock. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Corn prices have in fact increased sharply over the past several months, and those higher prices have made it more costly for us to produce ethanol. Significant variations in actual growing conditions from normal growing conditions may also adversely affect our ability to procure corn for our plants. Any events that tend to reduce the supply of corn will tend to increase prices and harm our business.

Rising corn prices have resulted in lower margins for the production of ethanol and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future, and the price of corn has increased materially in 2006 and in early 2007. Substantial increases in the price of corn have in the past caused some ethanol plants to temporarily cease production or lose money. We cannot assure you that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

If ethanol and gasoline prices drop significantly, we will also be forced to reduce our prices, which potentially may lead to further losses.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our financial results and viability. The price of ethanol has some relation to the price of gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results. We cannot assure you that we will be able to sell our ethanol profitably, or at all.

Increased ethanol production in the United States is expected to increase the demand for feedstocks and the resulting price of feedstocks, which will adversely affect our financial performance.

New ethanol plants are under construction throughout the United States. This increased ethanol production has increased and is expected to continue to increase feedstock demand and prices (particularly for corn), resulting in higher production costs and lower financial performance.

We currently rely on a single production facility. If there is a natural disaster or other serious disruption at the facility, we may be unable to produce ethanol.

Since July 2005, we have relied on our BioFuels facility in Blairstown, Iowa for the production of ethanol. All of our 2006 sales were from our BioFuels facility. Any natural disaster or other serious disruption at this facility due to fire, tornado, flood or any other cause could impair our ability to produce ethanol at the facility. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to produce ethanol and adversely affect our operating results.

We rely on a single customer to purchase all of the ethanol we produce, and if that customer fails to purchase our production, we may be unable to sell ethanol.

We sell all of the ethanol produced at our BioFuels facility to Aventine Renewable Energy, Inc. under an exclusive, renewable three-year off-take agreement. Our sales are at market prices less the costs of transportation and Aventine’s marketing commission. Aventine is the second-largest producer and marketer of ethanol in the United States. We cannot assure you that if Aventine fails to purchase our ethanol production for any reason, we would be able to find other customers to purchase all or any part of it. If this occurs, our operating results would be materially adversely affected.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our financial performance.

Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period, it will have a material, adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our ethanol production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs.

Risks Related to Government Regulation and Subsidization

The United States ethanol industry depends heavily on federal and state legislation and regulation, and any changes in that legislation or regulation could materially adversely affect our results of operations and financial condition.

The elimination or significant reduction in the federal ethanol tax incentive could have a material adverse effect on our results of operations.

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. Federal tax incentives make the production of ethanol significantly more competitive. The federal excise tax incentive program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of ethanol used in the mixture. We cannot assure you, however, that the federal ethanol tax incentives will be renewed in 2010 or if renewed, on what terms they will be renewed. The elimination or significant reduction in the federal ethanol tax incentive could have a material adverse effect on our results of operations.

Waivers of the minimum levels of renewable fuels included in gasoline mandated by the Energy Policy Act of 2005 could have a material adverse affect on our results of operations.

The Energy Policy Act of 2005 established a renewable fuel standard of 7.5 billion gallons of renewable fuels to be included in gasoline. Under the Energy Policy Act, the Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuel standard mandate with respect to one or more states if the administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the United States, or that there is inadequate supply to meet the requirement.

While the Energy Policy Act of 2005 imposes a renewable fuel standard, it does not mandate the use of ethanol and eliminates the oxygenate requirement for reformulated gasoline in the reformulated gasoline program included in the Clean Air Act.

The reformulated gasoline program’s oxygenate requirements contained in the Clean Air Act, which accounted for approximately 1.95 billion gallons of ethanol use in 2004, was eliminated on May 5, 2006 by the Energy Policy Act of 2005. While the Renewable Fuels Association expects that ethanol should account for the largest share of renewable fuels produced and consumed under the renewable fuel standard, that standard is not limited to ethanol and also includes biodiesel and any other liquid fuel produced from biomass or biogas. We cannot assure you that the elimination of the oxygenate requirement for reformulated gasoline in the reformulated gasoline program included in the Clean Air Act will not result in a decline in ethanol consumption, which in turn could have a material adverse effect on our results of operations and financial condition.

Some countries can import ethanol into the United States duty free, which may undermine the ethanol industry in the United States.

Imported ethanol is generally subject to a $0.54 per gallon tariff and a 2.5% ad valorem tax that was designed to offset the $0.51 per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands is limited to a total of 7.0% of United States production per year, with additional exemptions for ethanol produced from feedstock in the Caribbean region over the 7.0% limit. Although bills were introduced in both the U.S. House of Representatives and U.S. Senate in May 2006 to repeal the $0.54 per gallon tariff, the Omnibus Tax bill passed by Congress on December 8, 2006 and signed by President Bush included a provision to extend the secondary tariff offset for ethanol through January 1, 2009.

If total U.S. production increases as many predict, the volume of ethanol that can be imported duty-free from the Caribbean region will increase proportionately. In addition, under the North America Free Trade Agreement, Canada and Mexico are exempt from this tariff. Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development. In particular, some in the ethanol industry have expressed concern about a new plant in El Salvador operated by Cargill, Inc., one of the largest ethanol producers in the United States. The plant takes the water out of Brazilian ethanol and then imports dehydrated ethanol from El Salvador to the United States duty-free, according to critics of the company. Because production costs for ethanol in Brazil are estimated to be significantly less than production costs for ethanol in the United States, the importation of Brazilian ethanol duty free through El Salvador or another country exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

Lax enforcement of environmental and energy policy regulations may adversely affect the demand for ethanol.

Our success will depend, in part, on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of ethanol. The entities affected by those requirements are likely to vigorously oppose both the additional regulation and the enforcement of those regulatory provisions. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing those standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emissions standards continues, our future prospects will depend on the ability of ethanol to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for ethanol. A significant decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our financial performance and decrease the value of your stock.

Costs of compliance with burdensome or changing environmental and operational safety regulations could divert our focus from our business and cause our results of operations to suffer.

Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. Our plants also will discharge water into the environment. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the State of Iowa. These regulations are subject to change, and those changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with future environmental regulations, although we did not incur any capital expenditures for environmental control in 2005 and 2006. In addition, our ethanol plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plants arising from air or water discharges. Ethanol production can produce an unpleasant odor to which surrounding residents could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

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

Risks Related to an Investment in Our Common Stock

Our common stock price has fluctuated considerably, and stockholders may not be able to resell their shares at or above the price at which they purchased those shares.

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, since our reverse merger in February 2005 and through March 22, 2007, the high and low bid or closing sale price for our common stock has been $15.19 and $2.03 per share, respectively. Factors that could affect the market price of our common stock include the following:

•	our inability to manufacture ethanol as efficiently as we expect due to factors related to costs and supply of corn, energy or water,

•	market factors affecting the demand for ethanol such as price, competition and general economic conditions,

•	discontinuation or limitations on state and federal ethanol subsidies,

•	negative public sentiment toward ethanol production and use; and

•	environmental restrictions increasing the costs and liabilities of ethanol production.

The market prices of securities of fuel-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be intensified under circumstances where the trading volume of our common stock is low.

We may not be able to attract the attention of major brokerage firms for research and support, which may adversely affect the market price of our common stock.

Securities analysts of major brokerage firms have not published research on our common stock. The number of securities competing for the attention of those analysts is large and growing. Moreover, because we went public through a “reverse merger,” some major brokerage firms may be reluctant to publish research on us regardless of our results of operations. Coverage of a security by analysts at major brokerage firms increases the investing public’s knowledge of and interest in the issuer, which may stimulate demand for and support the market price of the issuer’s securities. The failure of major brokerage firms to cover our common stock may adversely affect the market price of our common stock.

Future sales of common stock or other dilutive events may adversely affect prevailing market prices for our common stock.

We are currently authorized to issue up to 100,000,000 shares of common stock, of which 28,609,103 shares were issued and outstanding and an additional 13,486,622 were reserved for issuance as of March 1, 2007. Of the shares of common stock we have reserved for issuance, 10,381,321 shares were reserved for issuance on exercise of outstanding options or warrants to purchase common stock. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the 57,904,275 authorized shares of our common stock that are not reserved for issuance and to grant options or other awards under our 2005 Incentive Compensation Plan. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and warrants referred to above include provisions that require the issuance of increased numbers of shares of common stock on exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

The remaining 3,105,301 shares of our common stock reserved for issuance were reserved for sale under our October 18, 2005 stock purchase agreement with Fusion Capital Fund II, LLC. Under that agreement, Fusion Capital is obligated, subject to certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion. We may, in our discretion, suspend Fusion Capital’s obligation to purchase our common stock or decrease the minimum daily amount that Fusion Capital must purchase. We may also, in our discretion, elect to sell more of our common stock to Fusion Capital than the minimum daily amount. We have not sold any shares to Fusion since April 20, 2006. The purchase price of the shares of common stock purchased by Fusion Capital on each trading day will be equal to lower of the (A) the lowest sale price of the common stock on that trading day and (B) the arithmetic average of the three lowest closing sale prices for the common stock during the twelve consecutive trading days ending immediately before the trading day. Fusion Capital does not have the right or the obligation to purchase shares of our common stock if the price of our common stock is less than $2.00. Fusion Capital may not purchase shares under the agreement if it would then beneficially own more than 9.9% of our outstanding common stock. Because the number of shares that we sell under the stock purchase agreement depends upon the market price, we cannot currently estimate the number of shares of common stock that we might ultimately issue to Fusion Capital. We began selling shares to Fusion Capital under the stock purchase agreement on January 3, 2006. As of March 1, 2007, we have sold 1,894,699 shares for total gross proceeds of $9,846,016. All shares of common stock that we sell under the stock purchase agreement are covered by a registration statement on Form SB-2 (File No. 333-129191) that became effective on December 28, 2005 and are saleable without restriction immediately upon issuance. Issuances under the stock purchase agreement will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Up to 42,095,725 shares of our common stock may be offered from time to time in the open market, including shares reserved for issuance to Fusion and shares reserved for issuance upon the exercise of outstanding options and warrants. These sales may depress the market for the shares of our common stock. Moreover, additional shares of our common stock, including shares that have been issued in private placements, may be sold from time to time in the open market under Rule 144. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before the sale. Those sales may be repeated at specified intervals. Subject to satisfaction of a two-year holding requirement, non-affiliates of an issuer may make sales under Rule 144 without regard to the volume limitations, and any of the restricted shares may be sold by a non-affiliate after they have been held two years. Sales of our common stock by our affiliates are subject to Rule 144.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, as a consequence of that failure, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. Beginning with our 2007 fiscal year, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting. Beginning with the fiscal year beginning January 1, 2008, our independent registered public accounting firm will be required to issue an attestation report on our internal controls over financial reporting. (If our public float exceeds $75 million on June 30, 2007, our independent registered public accounting firm will be required to issue an attestation report on our internal controls over financial reporting beginning with the year ended December 31, 2007.)

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Xethanol Corporation and some of our current and former officers and directors are defendants in pending class action and derivative lawsuits that could have a material adverse effect on our business, results of operations and financial condition.

We and some of our current and former officers and directors are defendants in class action lawsuits that may result in substantial costs and require significant involvement of our management and may divert our management’s attention from our business and operations. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that we and some of our current and former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, our Executive Vice President, Corporate Development and principal accounting officer and our former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and our former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints were thereafter filed in the same court, all of which have been consolidated into one action. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and our Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant. These lawsuits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the lawsuits described in the previous paragraph. Plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. We expect that these lawsuits will also be consolidated into one derivative suit and that plaintiffs will serve a consolidated complaint on or about March 28, 2007. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. We may incur material legal and other expenses, and our management may be distracted.

Xethanol Corporation is engaged in other litigation that could have a material adverse effect on our business, results of operations and financial condition.

Xethanol Corporation is a defendant in an action against our company in a in the United States District Court for the Middle District of Florida, Orlando Division. The complaint alleges that the plaintiffs are beneficial owners of 300,000 shares of common stock of Old Xethanol, that the plaintiffs are entitled to shares of Xethanol Corporation as a result of the reverse merger, or in the alternative, that the plaintiffs are entitled to damages for breach of contract, conversion, and breach of fiduciary duty. The case is on the trial calendar for trial during a trial term commencing April 2, 2007. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

On March 5, 2007, Xethanol Corporation, along with CoastalXethanol LLC (“CX”), initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that CED has failed to repay to CX loans in the principal amount of $630,000, plus interest, and that CED has failed to properly account for certain funds of Xethanol and CX. In the complaint, Xethanol and CX seek damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation. Management has instructed counsel to vigorously represent our interests in this litigation.

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. We may incur material legal and other expenses, and our management may be distracted.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We may issue shares of preferred stock without stockholder approval that may adversely affect your rights as a holder of our common stock.

Our certificate of incorporation authorizes us to issue up to 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with rights to receive dividends and distributions upon liquidation in preference to any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights which could dilute the economic interest and voting rights of our common stockholders. The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock.

Provisions in our certificate of incorporation and bylaws and under Delaware law could inhibit a takeover at a premium price.

As noted above, our certificate of incorporation authorizes us to issue up to 1,000,000 shares of “blank check” preferred stock with such designations, rights and preferences as our board of directors may determine from time to time. Our bylaws limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings. Each of these provisions may have the effect of discouraging, delaying or preventing a change in control of our company or making removal of our management more difficult, which may not be in your interest as holders of common stock. Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal executive and administrative offices in New York, New York, where we sublease office space under a month-to-month sub-lease for a monthly rental rate of approximately $17,000 from a company of which one of our former directors is the managing member. See Item 12, Certain Relationships and Related Transactions - Office Space for a more detailed discussion of this arrangement.

We own our Permeate Refining facility located in Hopkinton, Iowa (near Cedar Rapids, Iowa) that consists of a 25,000 square foot ethanol plant (currently not operating); our Xethanol BioFuels facility located in Blairstown, Iowa that consists of a 24,728 square foot ethanol plant on 25.5 acres of land and a 67 acre vacant lot adjoining the property; our Augusta BioFuels facility located in Augusta, Georgia that consists of multiple facilities on 40.8 acres; and our Spring Hope facility located in Spring Hope, North Carolina that consists of 200,000 square feet of factory building on 212 acres. Our Blairstown facility also includes warehouse and distribution facilities, and available space for potential expansion.

In December 2006, we entered into a lease for a condominium unit located in New York City to be used by our Chief Executive Officer and other officers and employees who reside outside the greater New York City area. The term of the lease is one year beginning on January 1, 2007. The monthly rent under the lease is $6,400. We paid the full amount of the rent payable under the lease in advance in December 2006.

We believe that our facilities other than our Permeate facility are in good working order and are sufficient to meet our current requirements. Given Permeate’s small production size and location in a residential community, as well as recent acquisitions of more attractive sites, we have now determined that Permeate is no longer a core asset. We are currently considering alternatives to maximize its value, including relocating a substantial portion of its equipment to one or more of our other sites and selling or otherwise disposing of Permeate’s remaining assets. As a result, we recognized an impairment loss of $513,942 that is included in our audited consolidated statements of operations for the year ended December 31, 2006 included in this report.

ITEM 3. LEGAL PROCEEDINGS.

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against our company in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleges that the plaintiffs are beneficial owners of 300,000 shares of common stock of Old Xethanol. The complaint further alleges that the Rolls are entitled to have issued in their name the number of shares of our common stock to which they are entitled pursuant to the merger agreement dated as of February 2, 2005 between Old Xethanol, Zen, and Zen Acquisition. The complaint seeks a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty. We filed a notice of removal on August 29, 2005, and the case is now pending in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On September 8, 2005, we filed our answer and affirmative defenses to Plaintiffs’ complaint, asserting that the Rolls do not have any ownership interests in shares of our common stock. The discovery phase of the case ended on October 5, 2006. Court ordered mediation occurred on October 30, 2006. The mediation did not resolve the litigation. The case is on the trial calendar for trial during a trial term commencing April 2, 2007. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York. Six nearly identical class actions complaints were thereafter filed in the same court, all of which were then consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 CV 10234 (HB) (S.D.N.Y.). On March 23, 2007, the plaintiffs filed a superseding Amended and Consolidated Class Action Complaint, purportedly on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006 (the “Consolidated Complaint”). The Consolidated Complaint alleges, among other things, that we and some of our current and former officers and directors made materially false and misleading statements regarding our investors, management, operations and profitability in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, our Executive Vice President, Corporate Development and principal accounting officer and our former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and our former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, certification of the action as a class action, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol, naming individual defendants Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and our Chief Executive Officer and President; and directors William Behrens and Richard Ditoro; and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 CV 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 CV 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 CV 00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the class action suits. Plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. On March 16, 2007, the Court consolidated the Derivative Suits into one action, In re Xethanol Corporation Derivative Litigation, 06 CV 15536, and ordered Plaintiffs to file their Consolidated Complaint on or before March 28, 2007. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

On March 5, 2007, Xethanol, along with CoastalXethanol LLC (“CX”), initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York (Xethanol Corporation and CoastalXethanol LLC v. Coastal Energy Development, Inc., Index No.:600685/07). The complaint alleges, among other things, that CED has failed to repay to CX loans in the principal amount of $630,000, plus interest, and that CED has failed to properly account for certain funds of Xethanol and CX. In the complaint, Xethanol and CX seek damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation.

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of March 27, 2007, there were approximately 199 record holders of our common stock and 28,609,103 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock are listed on the American Stock Exchange under the trading symbol XNL. Before June 20, 2006, our common stock was quoted on the OTC Bulletin Board under the trading symbol XTHN.OB.

The following table sets forth, with respect to the periods between January 1, 2005 and June 19, 2006 (inclusive), the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board and, with respect to the periods between June 20, 2006 and December 31, 2006 (inclusive), the high and low sales prices for our common stock for the periods indicated as reported by AMEX. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.
	High	Low
Year Ended December 31, 2005 (1)

First Quarter (through February 2)	$ 1.05	$ 0.80
First Quarter (February 3 to March 31)	5.00	3.00
Second Quarter	4.50	2.70
Third Quarter	7.77	3.25
Fourth Quarter	6.05	3.70

Year Ended December 31, 2006

First Quarter	6.80	2.30
Second Quarter	16.18	6.85
Third Quarter	10.14	2.58
Fourth Quarter	$ 4.20	$ 2.18

(1)
First quarter 2005 market information is divided at February 2, 2005, the closing date of our reverse merger transaction. Our shares of common stock became eligible for quotation on the OTC Bulletin Board in 2003, when quotations related only to Zen Pottery Equipment, Inc. (under the symbol ZPYE.OB). In April 2005, our symbol was changed to XTHN.OB.

Dividend Policy

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Sales of Unregistered Securities

On June 12, 2006, Mr. Jeffrey S. Langberg resigned from our board of directors. On that date, we issued to Mr. Langberg warrants to purchases 250,000 shares of common stock at an exercise price of $8.32 per share that were originally scheduled to vest upon the date on which NewEnglandXethanol, LLC has approved and commenced its initial project. For these purposes, the project was to be deemed to have been approved and commenced when (a) the project has been approved, (b) financing for construction of the project has been obtained and closed and (c) our chief executive officer has notified our board of directors or our compensation committee that conditions (a) and (b) have been met. Due to the contingent nature of these warrants, we did not reflect an expense for them in our financial statements. On December 20, 2006, we entered into an agreement with Mr. Langberg in which, we agreed, among other things, to cancel the warrants we granted to him on June 12, 2006, and to issue to him a fully vested five-year warrant to purchase 125,000 shares of our common stock at an exercise price of $8.32. The securities issued pursuant to the Organizational Agreement were issued in reliance on the exemptions from the registration requirements of the Securities Act of 1933 (“Act”) provided by Section 4(2) of the Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the matters discussed in this report under the caption “Risk Factors.” We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes included in this report.

Overview

Our net sales were approximately $11.0 million for the year ended December 31, 2006. Currently, our only source of revenue is from our sales of ethanol and related products at our corn based Xethanol BioFuels plant in Blairstown, Iowa. We had cash and cash equivalents of approximately $24.2 million as of December 31, 2006 and $22.0 million as of February 28, 2007. Previously, we had raised net cash proceeds of $9,611,680 through the sale of our shares to Fusion Capital, and we received $31,636,721 in net proceeds from our April 2006 private placement and our concurrent private placement to Goldman Sachs.

In August 2006, we purchased a former pharmaceutical manufacturing complex located in the Augusta, Georgia from Pfizer Inc. for approximately $8.4 million in cash. In December 2006, we received approximately $3.1 million in cash for the sale of equipment at the Augusta site. In November 2006, we purchased a former medium density fiberboard plant located in Spring Hope, North Carolina from Carolina Fiberboard Corporation, LLC for approximately $4.0 million in cash, 1,197,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock at $4.00 per share. During 2006, we also invested cash of approximately $2.9 million related to our new planned ethanol facility at our Blairstown site. For the year ended December 31, 2006, we used a total of approximately $13.0 million in net cash in connection with investing activities.

We anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We plan to build a new 35 million gallon production facility at our existing Blairstown location. We expect the total cost of our Blairstown project to be approximately $75 to $80 million. We also plan to construct a pilot plant at our Spring Hope site using wood chips as the primary feedstock. If we are successful in proving the technology on a pilot basis, we will seek to ultimately increase the rate of production at the facility to 35 million gallons per year. We are currently developing an initial and long term investment budget for this project. In December 2006, we formed a joint venture to invest in a research project to produce pilot ethanol from ethanol from citrus waste. We are also evaluating project possibilities for our site in Augusta Georgia.

We plan to use a portion of our current cash to fund these projects and to provide seed equity for new projects while we analyze financing options. We will also use cash on hand as well as cash provided by operations to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development. We will need substantial additional capital to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Please see the section entitled “Description of Formation and Capitalization” for a description of our corporate history and material capital-raising transactions.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Loss. We incurred a net loss of $20,178,729 for the year ended December 31, 2006 versus a net loss of $11,377,075 for the year ended December 31, 2005. Included in the net loss for the year ended December 31, 2006 were non-cash charges totaling $14,412,466 or 71.4% of our net loss. Significant non-cash charges resulted primarily from:

•	issuance of stock, options and warrants for services rendered of $7,203,021;

•	an impairment loss on investment in H2Diesel of $2,321,514;

•	issuance of warrants in connection with debt conversion of $2,170,212;

•	depreciation and amortization of $791,326;

•	an impairment loss on fixed assets of $513,942, and

•	a loss on equity of H2Diesel of $1,626,603 offset by management fee income of $436,598.

The increase in net loss of $8,801,654 for 2006 as compared to 2005 resulted primarily from:

•	an increase in general and administrative expenses of $8,934,692;

•	an increase in research and development expenses of $718,410;

•	an increase in other expenses of $3,821,390;

•	an impairment loss on fixed assets of $513,942;

•	offset by a decrease in write-off of net intangible assets and goodwill of $3,635,416, a one-time item in 2005; and

•	an increase in gross profit of $1,551,364.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot assure you when we will show profitable results.

Net Sales. Net sales for the year ended December 31, 2006 were $11,028,671 compared to $4,264,732 for the year ended December 31, 2005. Sales during 2006 relate entirely to the BioFuels facility, and sales during 2005 relate to the Permeate operations for the first six months and to the BioFuels operations for the second six months. During the year ended December 31, 2006, BioFuels sold 5,248,890 million gallons of ethanol at monthly prices ranging between $1.52 and $2.38 per gallon with an average price of $1.99 per gallon and generated revenue of $663,572 from the sales of by-products. Total average revenue per gallon including by-products was $2.10. During the year ended December 31, 2005, we sold approximately 79,000 gallons of ethanol through the Permeate facility at an average price per gallon of $1.25 and 2,443,353 million gallons of ethanol through the BioFuels facility at an average price of $1.60 per gallon, and we generated revenue of approximately $335,000 from the sales of by-products.

Cost of Sales. Cost of sales for the year ended December 31, 2006 was $10,090,727 compared to $4,878,152 for the year ended December 31, 2005. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation and repairs and maintenance. The increase in cost of sales is directly related to the increase in production during the period.

The average monthly cost of sales during the year ended December 31, 2006 was approximately $1.91 per gallon, reflecting the increased costs of grain during the period from a low of $0.79 per gallon in January to a high of $1.26 per gallon during December. This increase was partially offset by decreases in factory overhead, including energy costs. The BioFuels facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which may result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Profit (Loss). Gross profit for the year ended December 31, 2006 was $937,944, or 8.5% of net sales versus a gross loss of $613,420 for the year ended December 31, 2005. The increase in gross profit is principally due to a higher average selling price for the year ended December 31, 2006 compared to the prior year.

General and Administrative Expenses. General and administrative expenses (“G&A”) were $15,294,463 for the year ended December 31, 2006 compared to $6,359,771 for the year ended December 31, 2005, reflecting a net increase of $8,934,692, or 140.5%. The major component of G&A in 2006 was corporate overhead of $12,981,668, or 84.9% of total G&A as compared to corporate overhead of $4,983,168 in 2005, or 78.4% of total G&A. The increase in 2006 corporate overhead was $7,998,500, or 89.5% of the increase in total G&A for 2006 as compared to 2005.

The primary components of 2006 corporate overhead expense were: (a) employee compensation of $5,586,746 or 43.0% of corporate G&A, including $2,430,820 in cash compensation and $3,155,926 in equity awards; (b) fees to outside advisors, professionals and other service providers of $3,022,000 or 23.3% of corporate G&A, including cash compensation of $2,123,290 and equity awards of $898,710; and (c) compensation to our directors of $2,407,571 or 18.5% of corporate G&A, including $20,000 in cash and $2,387,571 in stock option awards.

Included in fees to outside advisors and other service providers were:

•	$816,705 for auditing and legal services;

•	$404,336 for public and investor relations services;

•	$351,233 for capital raising advisory services;

•	$268,502 related to warrants issued to advisory board member;

•	$251,997 for engineering services; and

•	$241,306 in executive search firm services.

Other significant items included in corporate overhead were:

•	$589,995 related to warrants issued as part of the formation of CoastalXethanol; and

•	$400,785 in travel and entertainment expenses.

The increase in corporate overhead in 2006 as compared to 2005 was primarily attributable to (a) increases in employee compensation, resulting from additions to headcount as well as non-cash stock option sign-on and/or incentive bonuses, (b) increases in director compensation, resulting from the increase in the number of our directors, election of new directors and increases in stock option awards to our directors, and (c) increases in fees to outside advisors, corresponding to the increased business activity during the year. Other items accounting for the increase were increases in travel and entertainment and the warrants issued as part of the formation of CoastalXethanol.

Other significant items that contributed to the net increase in 2006 G&A were: higher depreciation expenses, expenses related to our Spring Hope site, expenses related to our CoastalXethanol operations, and a decrease in expenses related to our BioFuels operations that were included in 2005 G&A prior to the plant opening in July 2005.

Research and Development. Research and development expenses increased by $718,410 to $851,830 for the year ended December 31, 2006 compared to $133,420 for the year ended December 31, 2005. This increase reflected our research agreements with the National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center.

Impairment Loss - Fixed Assets. At December 31, 2006, we charged $513,942 to expense to recognize an impairment loss on fixed assets at our Permeate facility. In anticipation of the possible transfer of certain equipment to one or more other company sites and then the probable sale or disposal of the remaining assets, we concluded that the carrying amount of the remaining assets exceeded their likely disposition value based on an analysis of current market prices.

Write-off of Intangible Assets and Goodwill. At December 31, 2005, we charged $3,635,416 to expense, representing the unamortized cost of acquiring technology licenses, after considering the uncertainties surrounding the timing of the commercialization of the licensed technologies and to write off goodwill of $205,000 of Permeate. The licenses were acquired because of the potential of the licensed technologies to reduce the costs of producing ethanol. In assessing the carrying values of these licenses, we attempted to evaluate the potential future cash flows related to each license. Given that these are new and still unproven technologies, we were unable to generate reliable or predictable cash flows for valuation purposes. Further, because of the developmental stage of the technologies, we could not be assured of when or if they would be commercially viable. We do not believe that the uncertainty surrounding the ultimate commercialization of any of these technologies will have a significant impact on our future results. We acquired all of these licenses from UTEK, a publicly traded unrelated technology transfer company, as a result of arm’s-length negotiations.

During 2006, we entered into new research agreements with the institutions holding the original patents to continue the development and testing and enhancement of the licensed technologies, with the exception of Queens University of Canada, which after further evaluation, we decided not to pursue. We continue to believe that our portfolio of technologies, as well as our ongoing research and development arrangements with the governmental and academic institutions from which we acquired the licensed technologies, are an integral part of our growth strategy.

Interest Income. Interest income for the year ended December 31, 2006 increased by $1,115,406 from $68,755 for the year ended December 31, 2005 to $1,184,161 for the year ended December 31, 2006. This increase is due directly to the increase in our cash position and short-term investments as a result of the capital we raised during the second quarter of 2006.

Organizational Expenses. In connection with the reverse merger in 2005, we paid $300,000 to the former owners of Zen to repurchase 8,200,000 of their Zen shares, which were then cancelled at the closing of the reverse merger. This payment was recorded for accounting purposes as an organizational expense during the year ended December 31, 2005.

Impairment Loss - H2Diesel. At December 31, 2006, we recorded a loss on our investment in H2Diesel of $2,321,514, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of our investment.

Loss on Royalty Note Conversion. In connection with the conversion of our royalty notes, we issued 330,000 warrants with an exercise price of $12.50 to the holders of the royalty notes. The value of these warrants at the time of issue was $2,170,212. Also in connection with the conversion, the holders of the notes waived $203,500 in interest accrued up to the date of conversion. The accrual is reflected in interest expense and as an offset to the cost of the warrants.

Loss on Equity of H2Diesel. We recorded loss on equity of H2Diesel of $1,626,603 for the year ended December 31, 2006. This loss represents our portion of H2Diesel’s net losses, based on the equity method of accounting, for the period from the effective date of our investment (April 14, 2006) through December 31, 2006.

Interest Expense. Interest expense decreased by $442,199 from $659,030 for the year ended December 31, 2005 to $216,831 for the year ended December 31, 2006. The decrease is the net result of (a) $6,600,000 of royalty notes being outstanding during 2006 for 111 days as compared to $5,000,000 in royalty notes being outstanding from January 19, 2005 through August 8, 2005, then $6,600,000 from August 8, 2005 until the notes were converted in April 2006, and (b) payment in full of the $1,125,000 outstanding balance due on the Permeate mortgage note.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $24,183,165. Our working capital as of December 31, 2006 was $24,355,146, representing an increase in working capital of $24,865,470 compared to a deficit of $510,324 at December 31, 2005. As of December 31, 2006, we had outstanding debt instruments totaling $332,471.

During the year ended December 31, 2006, we used net cash of $5,924,400 for operating activities. We used additional cash of $16,137,394 for investing activities. Included in cash used for investing was:

•	$8,413,949 for the purchase of a former pharmaceutical manufacturing complex located in Augusta, Georgia;

•	$4,036,747 for the purchase of a former medium density fiberboard plant in Spring Hope, North Carolina;

•	approximately $2,913,000 used in the preconstruction phase of our Blairstown expansion project;

•	approximately $324,000 for equipment and improvements at our existing Blairstown facility;

•	a $300,000 contribution to a research and development project; and

•	$100,000 for the purchase of equipment to be used in the manufacture of ethanol from waste citrus peels.

In November 2006, after we purchased the Augusta site, we recovered $3,100,000 from the sale of surplus equipment and scrap at that site.

During the year ended December 31, 2006, we received net cash proceeds of $42,193,521 from the sales of our common stock. We raised net proceeds of $9,611,680 by selling shares of our common stock to Fusion Capital under a common stock purchase agreement dated October 18, 2005. We raised net proceeds of $31,636,721 on April 13, 2006 from the closing of two separate private offerings of our common stock and warrants to purchase our common stock. We received additional cash proceeds of $945,120 from the exercise of stockholder warrants.

As noted above, we anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We plan to build a new 35 million gallon production facility at our existing Blairstown location. On June 30, 2006, we entered into a $1.87 million contract for the design and engineering of the facility and through March 1, 2007 have made payments of $540,000 under the contract. We expect the total cost of our Blairstown project to be approximately $75 to $80 million. This cost includes approximately $15 million related to a cogeneration plant. We also plan to construct a pilot plant at our Spring Hope site using wood chips as the primary feedstock. If we are successful in proving the technology on a pilot basis, we will seek to ultimately increase the rate of production at the facility to 35 million gallons per year. We are currently developing an initial and long-term investment budget for this project. In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We agreed to pay $600,000 to our joint venture partner over the next five years and anticipate spending approximately $1 million over the next twelve months to pursue this project. We are also evaluating project possibilities for our Augusta site.

As of February 28, 2006, we had cash and cash equivalents of approximately $22 million. We plan to use a portion of our current cash to provide seed equity for the projects while we analyze financing options. We will also use cash on hand as well as cash provided by operations to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development.

We will need substantial additional capital to pursue our growth plans. We may seek to raise capital through additional equity offerings, debt financing, bond financing, asset sales, or a combination of these methods. We are currently in preliminary discussions with several intermediaries, advisors and investors to structure and raise the funds to finance these projects. As of March 1, 2007, we also have access to approximately $10 million in equity funding through our common stock purchase agreement with Fusion Capital. We can continue to draw down on our agreement with Fusion Capital only if the market price of our common stock remains above $2.00. Other than our agreement with Fusion Capital, we currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable and inventories; valuation of intangible assets, investments, property and equipment; contingencies and litigation; and the valuation of shares issued for services or in connection with acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are described in Note 2 to our audited consolidated financial statements included in this report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are filed as part of this annual report on the pages indicated.

Consolidated Financial Statements for the years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Xethanol Corporation

We have audited the accompanying consolidated balance sheets of Xethanol Corporation (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xethanol Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Imowitz Koenig & Co., LLP

New York, New York
March 16, 2007

XETHANOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,183,165	$802,664
Receivables	581,762	565,041
Inventories	290,747	196,132
Other current assets	846,097	172,168
Total current assets	25,901,771	1,736,005

Property and equipment, net	8,595,708	6,682,433
Property held for development	12,552,877	-
Investment in and advances to H2Diesel Holdings, Inc.	1,963,481	-
Research and license agreements, net of amortization of $136,291	895,359	-
Other assets	1,537,123	686,955
TOTAL ASSETS	$51,446,319	$9,105,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,228,898	$1,065,249
Accounts payable - related parties	317,727	56,080
Mortgage payable	-	1,125,000
Total current liabilities	1,546,625	2,246,329

Senior secured notes payable	-	6,600,000
Note payable	309,914	-
Minority interest	115,617	-
Capitalized lease obligation	22,557	30,388
Total liabilities	1,994,713	8,876,717

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 28,497,648 and 15,011,219 shares issued and
outstanding in 2006 and 2005, respectively	28,497	15,011
Additional paid-in-capital	84,974,205	15,586,032
Accumulated deficit	(35,551,096)	(15,372,367)
Total stockholders' equity	49,451,606	228,676
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,446,319	$9,105,393

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
Net sales	$11,028,671	$4,264,732
Cost of sales, including depreciation of $450,536 and $263,651
for 2006 and 2005, respectively	10,090,727	4,878,152
Gross profit (loss)	937,944	(613,420)

Operating expenses:
General and administrative expenses, incl. depreciation and
amortization of $340,790 and $275,280 for 2006 and 2005, respectively	15,294,463	6,359,771
Research and development	851,830	133,420
Impairment loss - fixed assets	513,942	-
Write-off of net intangible assets and goodwill	-	3,635,416
Total operating expenses	16,660,235	10,128,607

Loss from operations before other income (expense)	(15,722,291)	(10,742,027)

Other income (expense):
Interest income	1,184,161	68,755
Organization expense	-	(300,000)
Loss on royalty note conversion	(1,966,712)	-
Interest expense	(216,831)	(659,030)
Impairment loss - investment in H2Diesel Holdings, Inc.	(2,321,514)	-
Loss on equity of H2Diesel Holdings, Inc.	(1,626,603)	-
Other income	491,061	255,227
Total other income (expense)	(4,456,438)	(635,048)

Net loss	$(20,178,729)	$(11,377,075)

Basic and diluted net loss per share (2005 Restated)	$(0.93)	$(0.84)

Weighted average number of
shares outstanding (2005 Restated)	21,604,355	13,475,166

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit
	Shares	Amount			Total
Balance at December 31, 2004	10,193,539	$10,194	$6,443,472	$(3,995,292)	$2,458,374
Shares issued for services	13,242	13	48,737	-	48,750
Contribution to capital	(500,000)	(500)	500	-	-
Balance at reverse merger	9,706,781	9,707	6,492,709	(3,995,292)	2,507,124
Shares issued to shareholders
of company acquired in
recapitalization transaction	1,874,303	1,874	(1,874)	-	-
Shares issued for cash	1,190,116	1,190	3,571,627	-	3,572,817
Shares issued for services in
connection with sales of
shares and recapitalization
transaction	665,833	666	(666)	-	-
Shares issued for services	135,000	135	501,715	-	501,850
Shares issued to UTEK
Corporation for acquisitions	788,560	789	3,196,711	-	3,197,500
Shares issued to UTEK
Corporation for services	30,000	30	119,970	-	120,000
Warrants issued for services	-	-	167,425	-	167,425
Shares granted under 2005
Incentive Compensation Plan	317,070	317	1,030,161	-	1,030,478
Options granted under 2005
Incentive Compensation Plan	-	-	508,557	-	508,557
Shares issued to Fusion Capital	303,556	303	(303)	-
Net loss	-	-	-	(11,377,075)	(11,377,075)
Balance at December 31, 2005	15,011,219	15,011	15,586,032	(15,372,367)	228,676
Shares issued for cash to Fusion
Capital, net of placement fees	1,894,699	1,894	9,609,786	-	9,611,680
Shares issued for cash in private
offerings, net of placement fees	7,586,716	7,587	31,629,134	-	31,636,721
Shares issued in exchange for
H2Diesel, Inc. common stock
and sublicense	500,000	500	5,424,500	-	5,425,000
Shares issued to UTEK
Corporation for acquisition	136,838	137	1,131,513	-	1,131,650
Shares issued in connection with acquisition
in Spring Hope, NC	1,197,000	1,197	3,517,983	-	3,519,180
Warrants issued in connection with acquisition
in Spring Hope, NC	-	-	277,470		277,470
Shares issued for exchange of
mortgage note	135,000	135	431,865	-	432,000
Cancellation of mortgage note	-	-	449,605	-	449,605
Shares issued for exercise of
outstanding warrants	311,428	311	944,809	-	945,120
Shares issued for conversion of
of secured notes payable	1,650,000	1,650	6,598,350	-	6,600,000
Shares issued for services	74,748	75	568,176	-	568,251
Options granted under 2005
Incentive Compensation Plan	-	-	5,483,056	-	5,483,056
Warrants issued in royalty note conversion	-	-	2,170,212	-	2,170,212
Warrants issued for services	-	-	1,151,714	-	1,151,714
Net loss	-	-	-	(20,178,729)	(20,178,729)
Balance at December 31, 2006	28,497,648	$28,497	$84,974,205	$(35,551,096)	$49,451,606

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net loss	$(20,178,729)	$(11,377,075)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	791,326	538,931
Impairment loss-investment	68,000	-
Impairment loss-fixed assets	513,942	-
Amortization of management fee income	(436,598)	-
Issuance of common stock, stock options
and warrants for services rendered	7,203,021	2,377,060
Issuance of warrants for debt conversion	1,966,712	-
Issuance of warrants in settlement of interest liability
on secured notes	203,500	-
Impairment loss on investment in H2Diesel Holdings, Inc.	2,321,514	-
Loss on equity of H2Diesel Holdings, Inc.	1,626,603	-
Loss on retirement of fixed assets	154,446	-
Write-off of net intangible assets and goodwill	-	3,635,416
Investment received in settlement of lawsuit	-	(82,000)
Changes in operating assets and liabilities:
Receivables	(16,721)	(509,661)
Inventories	(94,615)	(157,819)
Other assets	(472,097)	(528,239)
Accounts payable and accrued expenses	425,296	172,938
Net cash used in operating activities	(5,924,400)	(5,930,449)

Cash flows from investing activities
Purchase of property and equipment	(3,236,698)	(999,913)
Purchase of Augusta, GA assets	(8,413,949)	-
Purchase of Spring Hope, NC assets	(4,036,747)	-
Investment in research agreement	(300,000)	-
Purchase of Bartow, FL assets	(100,000)	-
Advances to H2Diesel Holdings, Inc.	(50,000)	-
Cash received from sale of Augusta, GA assets	3,100,000	-
Net cash used in investing activities	(13,037,394)	(999,913)

Cash flows from financing activities
Payment of mortgage payable	(243,395)	(3,000,000)
Issuance of notes payable	-	6,600,000
Cash received for common stock	42,193,521	3,572,817
Cash received from acquisition	400,000	450,000
Payment of capitalized lease obligation	(7,831)	(3,263)
Net cash provided by financing activities	42,342,295	7,619,554

Net increase in cash and cash equivalents	23,380,501	689,192
Cash and cash equivalents - beginning of year	802,664	113,472
Cash and cash equivalents - end of year	$24,183,165	$802,664

Supplemental Disclosures
Interest paid	$13,331	$659,030
Income taxes paid	17,357	8,835

Non-cash activity
Research and license agreements acquired in exchange for
common stock	$731,650	$2,747,500
Issuance of common stock in partial exchange for
mortgage payable	432,000	-
Issuance of new mortgage payable in partial exchange
for mortgage payable	243,395	-
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	449,605	-
Property and equipment obtained by capiatilzed
lease obligation	-	40,835
Investment acquired in exchange for common stock	5,425,000	-
Investment acquired in exchange for management services	793,815
Conversion of notes payable to common stock	6,600,000	-
Issuance of common stock and warrants for
Spring Hope assets	3,796,650	-
Issuance of note payable for Bartow, FL assets	309,914	-
Minority interest in Southeast BioFuels, LLC	115,617	-
Deferred asset received for demolition work	1,600,000	-
Increase in construction in progress resulting from
demolition work	480,000	-

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Xethanol Corporation (the “Company”) is a renewable energy company producing ethanol and its co-products. The Company owns an ethanol plant in Iowa that is currently producing ethanol at a rate of approximately 5.5 million gallons per year, using corn as its feedstock. The Company’s goal is to develop or acquire methods of converting waste biomass raw materials into ethanol.

The Company commenced ethanol production in August 2003 with its first acquisition and plant, Iowa-based Permeate Refining, Inc. (“Permeate”). In October 2004, Xethanol purchased its second facility located in Blairstown, Iowa, which operates as Xethanol BioFuels LLC (“Xethanol BioFuels”). The Company plans to expand the plant located in Blairstown, Iowa. The Company ceased operations at its Permeate plant in March 2005.

Recapitalization Transaction and Private Offering

On February 2, 2005, the Company completed a recapitalization in the form of a “reverse merger” transaction with Zen Pottery Equipment, Inc. (“Zen”), a publicly traded Colorado corporation. As part of the merger, the Company merged into a wholly owned subsidiary of Zen. Zen acquired all the outstanding capital stock of the Company and, in consideration, issued approximately .88 of a share of common stock for each share of common stock to the Company’s shareholders or 9,706,781shares. Zen retired all of its prior existing shares of common stock except for 1,874,303 shares of common stock retained by the original shareholders of Zen. The Company has retroactively restated is historical equity disclosures (based on the exchange ratio) so that, at the date of the recapitalization, the number of shares outstanding is equal to the number of shares issued by Zen to the Company’s shareholders.

Concurrent with the closing of the merger, the Company completed the closing of a private offering of a total of 1,190,116 shares of common stock at a price of $3.25 per share (the “Offering”). Total net proceeds from the Offering were $3,572,817.

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

In March 2005, following the merger, Zen reincorporated from the state of Colorado to the state of Delaware and changed its corporate name to Xethanol Corporation. As part of the Company’s reincorporation in Delaware, the authorized capital was amended to 50,000,000 shares of common stock and 1,000,000 shares of preferred stock. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to increase authorized capital to 100,000,000 shares of common stock.

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

company as defined in Statement of Financial Accounting Standards No. 7. On July 1, 2005, the Company began operations at its Xethanol BioFuels plant and the plant is now generating significant revenues from the sales of ethanol and other by-products. Accordingly, the accompanying financial statements are not presented as a development stage company.

The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to previously reported amounts to conform to the current presentation, with no effect on our consolidated financial position, results of operations or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares issued for services or in connection with acquisitions and the valuation of investments, fixed assets and intangibles and their estimated useful lives. The Company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents and Marketable Securities

 The Company invests its excess cash in money market funds and in highly liquid debt instruments of the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Investments in marketable securities are accounted for as “available for sale” securities. “Available for sale” securities are stated at fair value with changes in market value recorded in shareholders’ equity. The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt and equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity.

During 2006, all investments accounted for as available for sale were held to maturity. During 2006, the Company invested in securities with greater than 90 days until maturity, which the Company classified as short-term securities. The Company did not recognize any unrealized gains or losses during the year. At December 31, 2006, all of the Company’s short-term investments have been classified as cash equivalents.

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants and conversion of the senior secured notes are excluded from the calculation of net loss per share, as their effect would be antidilutive.

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at December 31,
	2006	2005
Employee stock options	4,430,000	480,000
Series A warrants	1,517,383	-
Series B warrants	758,735	-
Placement agent warrants	606,938	-
Other warrants	2,314,720	1,456,026
Convertible senior secured notes	-	1,650,000
	9,627,776	3,586,026

Concentration of Credit Risk

Cash that is deposited with major financial institutions or invested in money market funds is not insured by the Federal Deposit Insurance Corporation.

Costs Associated with Issuance of Stock

Investment banking fees and related costs associated with the sale of stock are charged to stockholders’ equity.

Stock Issued for Non-Cash Consideration

Shares of common stock issued for services, and in connection with acquisitions, have been valued at the estimated fair value of the shares at the time they were issued.

Receivables

The Company records trade accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts, if necessary, to reflect any loss anticipated on the trade accounts receivable balance. At December 31, 2006, the Company has determined that an allowance for estimated uncollectible accounts is not necessary.

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

For investments that are not required to be consolidated the Company follows the guidance provided by ABP 18 “The Equity Method of Accounting for Investments in Common Stock.”

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs of Start-up Activities

Start-up activities are defined broadly in Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity. The Company’s start-up activities consist primarily of costs associated with new or potential sites for ethanol production facilities. All the costs associated with a potential site are expensed, until the site is consider viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature. These costs are included in selling, general, and administrative expenses in the consolidated statement of operations.

Inventories

Raw materials are carried at average cost. Work in process is based on the amount of average product costs currently in the production pipeline. Finished goods are carried at the lower of cost using the average cost method or market.

Inventories consist of the following:

	December 31, 2006	December 31, 2005
Raw materials	$80,671	$68,169
Work in process	94,260	72,620
Finished goods	115,816	55,343
	$290,747	$196,132

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. The range of useful lives for each category of fixed assets is as follows: buildings and land improvements- 20 years, process equipment-10 years, lab equipment-7 years, office equipment-5 years, and computers- 3 years.

Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on management’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These estimates can be significantly affected by future changes in market conditions, the economic environment, and capital spending decisions of the Company’s customers and inflation.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and License Agreements

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for goodwill and license agreements with indefinite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual review for impairment or more frequently if impairment indicators arise. At December 31, 2006 and 2005, the Company had no goodwill.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $851,830 and $133,420 for the years ended December 31, 2006 and 2005, respectively.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 16, 2006. The Company has determined that the provisions of SAB 108 do not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3. XETHANOL BIOFUELS, LLC

In October 2004, the Company purchased the assets of 78th Street Ethanol, LLC, a corn-based ethanol plant in Blairstown, Iowa, at a bankruptcy court auction for $4,000,000 from the First National Bank of Omaha (“FNBO”). The purchase was financed with $1,000,000 of cash from the Company and a $3,000,000 secured demand note to FNBO. As described in Note 8, the Company paid off the $3,000,000 note to FNBO in January 2005. On November 1, 2004, the Company formed Xethanol BioFuels, LLC (“Xethanol BioFuels”), a wholly owned Delaware limited liability company, to manage and operate the Blairstown facility. After a period to repair and refurbish the facility, Xethanol BioFuels began operating as of July 1, 2005 and has a current annual production capacity of 5.5 million gallons.

In July 2006, the Company announced plans to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year (“Blairstown 2”). As part of this project, the Company plans to integrate a gasification/co-generation system to generate energy for the facility utilizing waste by-products from the plant. The Company estimates that the total cost for the project will between $75 and $80 million.

 On June 30, 2006, the Company entered into an agreement with PRAJ Industries. Ltd. (“PRAJ”) to supply process license, design, engineering and supervision services. The cost of the contract is $1,845,000 and is payable over seven installments based on predetermined deliverables. As of December 31, 2006, total payments of $540,000 have been made to PRAJ under the contract. In December 2006, as part of the project, the Company acquired a 55-acre lot adjacent to the existing site for $1,020,000.

As of December 31, 2006, $2,913,114 of construction in progress costs have been expended on Blairstown 2 and are included on the Company’s balance sheet in property and equipment.

NOTE 4. ACQUISITIONS

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

ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (the “EERC”) of certain patents and know-how related to lignin and biomass gasification in Imbert gasifiers (the “Gasification Technology”). At the time of the acquisition, ABGT had cash of $400,000. ABGT is also a party to a Base Research Agreement with EERC, which has agreed to perform initial research, development, demonstration, and project implementation work with respect to the Gasification Technology (the “Project”), to provide the results of that work to ABGT, to give ABGT a one-year exclusive right of first negotiation to license inventions, discoveries or computer software developed as a result of that project and to grant ABGT a non-exclusive right to use any such invention, discovery, computer software or improvement internally to ABGT. Under the Base Research Agreement, as of December 31, 2006, ABGT had contributed $300,000 to the Project that was supplemented with funding from two EERC programs with the Department of Energy, which provided an additional $480,000.

The license that the EERC granted to ABGT is a worldwide license having a term that is the longer of 20 years or the life of the licensed Gasification Technology. Subject to the satisfaction by ABGT of certain royalty obligations, the license is exclusive in the fields of Lignin and Biomass Feedstock Gasification in Imbert gasifiers of up to 10 megawatt thermal. ABGT has the right to sublicense its rights. ABGT is obligated to pay the EERC royalties based upon its sales

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of equipment that use the licensed technology, the fuel and/or electricity savings of ABGT’s customers, and ABGT’s sublicensing income. If ABGT does not meet certain minimum royalty thresholds, which apply on a country-by-country basis, its rights in that country become non-exclusive and extend for the term of the license agreement. ABGT also has certain obligations to commercialize the technology based upon milestones that are set forth in the license agreement. ABGT had no operations prior to the Company’s acquisition and accordingly, management viewed this acquisition as a purchase of assets rather than a business. The values of the assets acquired as of June 13, 2006 were as follows:

Cash	$400,000
License	251,650
Research Agreement	480,000
$1,131,650

On June 28, 2006, ABGT contributed $300,000 to the Project, and the Research Agreement was increased to $780,000.

The amortized values of the intangible assets of ABGT as of December 31, 2006 are as follows:
License	$245,359
Research Agreement	650,000
$895,359

The value of the Base Research Agreement is being amortized over its three-year term. The Company recorded amortization expense of the AGBT license and research agreement of $136,291 for the period from June 13, 2006 through December 31, 2006. The license agreement is being amortized over 20 years. The useful life of the license agreement will be reviewed at least annually. Its recoverability will be determined in accordance with SFAS 144.

Acquisition of Site in Augusta, Georgia

On August 23, 2006, CoastalXethanol LLC (“CX”), an 80% owned subsidiary of the Company, purchased the assets of a former pharmaceutical manufacturing complex located in Augusta, Georgia from Pfizer, Inc. The purchased assets included 40 acres of land, buildings, machinery and equipment. Under the purchase agreement, CX, through its newly-formed, wholly-owned subsidiary, Augusta BioFuels, LLC (“ABF”), paid approximately $8.4 million in cash for the facility. The cash to acquire the facility was provided by a loan from the Company to CX (the “CX Note”) and a loan from CX to ABF (the “ABF Note”). These notes are eliminated in consolidation. The terms of the CX Note provide for five annual payments of principal and interest with the first annual payment due on the first anniversary of the date upon which ABF begins producing saleable ethanol. So long as the CX Note is outstanding, the Company will receive an extra 10% of any distributions made by CX with respect to the membership interests in CX. As the amount outstanding under the CX Note decreases, the extra 10% that the Company is entitled to receive will be reduced proportionately.

On October 31, 2006, ABF entered into a purchase and sale agreement with Rabin Worldwide, Inc, (the “Buyer”) for the sale of certain surplus equipment at the Augusta site. The Buyer paid $3,100,000 in cash to ABF and agreed to perform certain demolition work valued at $1,600,000. The demolition work is to be performed in three phases between November 2006 and June 2007 in accordance with the terms of a demolition agreement. The Company initially recorded the total value of the consideration received under this agreement, $4,700,000, as a reduction in machinery and equipment with a corresponding offset to cash and a deferred asset for the value of the demolition work. As of December 31, 2006, the Company estimated that approximately 30% of the demolition work had been performed and reduced the deferred asset by $480,000 with a corresponding increase to construction in progress.

The Company is currently evaluating several project possibilities that could be located at this site.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Site in Spring Hope, North Carolina

On November 7, 2006, pursuant to an amended and restated asset purchase agreement, the Company purchased all of the fixed assets of a former fiberboard manufacturing facility in Spring Hope, North Carolina from Carolina Fiberboard Company. The assets included 212 acres of land, approximately 250,000 square feet of manufacturing and office space and machinery and equipment. As consideration for the acquisition, the Company paid $4,000,000 in cash, 1,197,000 shares of the Company’s common stock valued at $2.94, the closing price of the Company’s common stock on the preceding business day, and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The fair value of the warrants using the Black-Scholes option pricing model was $277,470. Total consideration paid for the facility including closing costs of $36,747, amounted to $7,833,397.

The Company plans to initially construct a pilot plant at this site that would process ethanol from wood chips.

Acquisition of Assets in Bartow, Florida

In December 2006, CoastalXethanol, through a newly formed subsidiary Southeast BioFuels LLC, purchased assets from Renewable Spirits, LLC for $100,000 in cash, a $600,000 non-interest bearing note payable over 120 months and a 22% membership interest in Southeast BioFuels. The purchased assets consisted of equipment and intellectual property including Renewable Spirits’ rights under a cooperative research and development agreement with the U.S. Department of Agriculture’s Agricultural Research Service. The note payable has been recorded at its discounted value of $309,914 and Renewable Spirits 22% interest in Southeast Biofuels has been recorded as minority interest of $115,617.

The Company plans to utilize the assets acquired in this transaction to develop a pilot plant processing ethanol from citrus waste.

NOTE 5. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR DEVELOPMENT

Property and equipment consists of the following:

	December 31, 2006	December 31, 2005
Land	$61,887	$61,887
Buildings	1,165,550	1,497,588
Machinery and equipment	5,062,613	5,150,729
Land improvements	569,284	544,496
Furniture and fixtures	83,760	43,648
Construction in progress	2,913,114	-
	9,856,208	7,298,348
Less accumulated depreciation and amortization	1,260,500	615,915
	$8,595,708	$6,682,433

Construction in progress consists of expenditures related to our Blairstown 2 expansion.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property held for development consists of the following fixed assets:

	December 31, 2006	December 31, 2005
Land	$1,227,360	$-
Buildings	1,588,535	-
Machinery and equipment	9,256,982	-
Construction in progress	480,000	-
	$12,552,877	$-

Property held for development consists of the assets purchased in connection with our acquisitions in Augusta, Georgia; Spring Hope, North Carolina and Bartow, Florida. (See Note 4). Depreciation will not be recorded on these assets until they are placed into use.

NOTE 6. INVESTMENT IN H2DIESEL, INC.

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

On March 20, 2006, in exchange for gross proceeds of $2,000,000 from the Investors, H2Diesel issued to the Investors 3,250,000 shares of H2Diesel’s common stock and stock options to purchase 2,000,000 shares of H2Diesel’s common stock for an aggregate purchase price of $5,000,000 (the “Investor Option”). On April 14, 2006, H2Diesel issued to the Company a total of 2,600,000 shares of H2Diesel’s common stock, granted the Company the right to purchase up to an additional 2,000,000 shares of H2Diesel common stock at an aggregate purchase price of $3,600,000 (the “Company Option”), and the Company granted the Investors the right to require the Company to purchase the 3,250,000 shares of H2Diesel common stock owned by the Investors in exchange for 500,000 shares of the Company’s common stock (the “Put Right”). Of the 2,600,000 shares of H2Diesel common stock issued to the Company, 1,300,000 shares were issued as an inducement to enter into the Put Right. The fair value of these shares was $793,815, based on a share price of approximately $0.61and was credited to additional paid-in capital. Concurrently, on April 14, 2006, the Investors exercised their respective Put Rights, and the Company purchased the Investors’ 3,250,000 shares of H2Diesel’s common stock in exchange for 500,000 shares of the Company’s common stock. The Company considers its investment in H2Diesel as a variable interest in a VIE. Since the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in H2Diesel utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at the   fair value of the Company’s shares issued of $5,425,000. The Company’s 5,850,000 shares of H2Diesel common stock held by the Company represented 45.0% of the H2Diesel common stock then outstanding from April 14, 2006 until October 20, 2006.

On October 20, 2006, H2Diesel completed a “reverse merger” transaction, in which Wireless Holdings, Inc., a Florida shell corporation without any continuing operation or assets, and caused its newly-formed, wholly owned subsidiary, Wireless Acquisition Holdings Corp., a Delaware corporation, to be merged with and into H2Diesel. The common stock of H2Diesel is quoted on the OTC Bulletin Board under the symbol HTWO.OB. Shortly before the closing of the reverse merger, H2Diesel completed a private offering to accredited investors of 2,915,000 shares of its common stock, par value $.0001 per share, and received gross proceeds of $2,915,000 at the closing of the private offering, which includes the conversion of a demand note in the principal amount of $765,000 into 765,000 shares of its common stock at price of $1.00 per share. Upon the effectiveness of the reverse merger, each share of H2Diesel common stock outstanding immediately prior thereto was converted into one share of the common stock of Wireless Holdings, which subsequently changed its name to H2Diesel Holdings, Inc. As of December 31, 2006, the Company owns approximately 34.2% of the outstanding common stock of H2Diesel Holdings.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s investment in H2Diesel as of April 14, 2006 has been estimated as follows:

Net assets of H2Diesel	$988,747
Sublicense agreement	1,000,000
Master license agreement	3,436,253
Investment in H2Diesel	$5,425,000

 Summarized estimated financial information of H2Diesel Holdings, Inc. as of December 31, 2006 is as follows:

Period from February 28,
2006 (Inception) to
December 31, 2006
Statement of Operations:	(Unaudited)
Research and development expenses	$84,109
General and administrative expenses	4,329,332
Merger expenses	340,000
Net loss from operations	4,753,441
Interest expense	638,633
Net loss	$5,392,074

December 31, 2006
(Unaudited)
Cash	$1,031,923
Deferred expenses	70,275
Total current assets	1,102,198
License agreement	8,061,300
Total assets	$9,163,498

Accounts payable and accrued expenses	$190,504
Note payable-Xethanol Corp.	50,000
License agreement payable, current portion	1,449,302
Total current liabilities	1,689,806

License agreement payable	4,804,883
Total liabilities	6,494,689

Common stock	17,091
Additional paid-in capital	8,043,792
Deficit accumulated during development stage	$(5,392,074)
Total stockholders’ equity	2,668,809
Total liabilities and stockholders’ equity	$9,163,498

In connection with the Agreements, the Company and H2Diesel entered into a Management Agreement and Sublicense Agreement, each of which is dated April 14, 2006. The Sublicense Agreement was amended and restated on June 15,

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006, effective April 14, 2006, in an Amended and Restated Sublicense Agreement (the “Amended Sublicense Agreement”). Under the Management Agreement, the Company was to manage the business of H2Diesel for a term of one year. The Company received 1,300,000 of the 2,600,000 shares of H2Diesel common stock issued to the Company pursuant to the Agreements as a non-refundable fee for the Company’s services under the Management Agreement. These shares had a fair value of $793,815, based on the Company’s estimate of the fair value of the services to be performed, and were recorded as deferred revenue.

On August 25, 2006, H2Diesel notified the Company of its election to exercise its right to terminate the Management Agreement between the parties effective as of September 25, 2006. The Company has no financial obligation to H2Diesel resulting from the termination of the Management Agreement and will retain the 1,300,000 shares of H2Diesel common stock it received pursuant to the Management Agreement. Accordingly, during the period from April 14, 2006 through December 31, 2006, the Company has recorded management fee income of $436,598, net of the Company’s 45% equity portion of the management fee expense as recorded by H2Diesel during the period, and is included in “Other income” in the Consolidated Statements of Operations. As a consequence of the Investors’ exercise of the Put Option, the right to exercise the Investor Option was transferred to the Company. The Investors retained the right to purchase up to 500,000 of the shares that are subject to the Investor Option if the Company exercises the transferred Investor Option. If they did not exercise their right to purchase all of the 500,000 shares of H2Diesel common stock that they were entitled to purchase pursuant to their retained Investor Option rights, then the Company may have purchased those shares. The Company elected not to exercise the Company Option or the Investor Option prior to their expiration on August 15, 2006.

The financial statements of H2Diesel to be included in its annual report on Form 10-KSB for the period ended December 31, 2006 were not available as of the date of this filing. For the period from April 14, 2006 through December 31, 2006, the Company recorded an estimated loss on the investment in H2Diesel of $1,626,603 based on the equity method of accounting and is reflected in “Loss on equity of H2Diesel Holdings, Inc.” in the Consolidated Statements of Operations. The Company has capitalized its amended sublicense agreement with H2Diesel (as discussed below) and has estimated its useful life to be ten years from the Trigger Date (see below). The Company will amortize the value of the amended sublicense agreement commencing on the Trigger Date. H2Diesel will begin to amortize its Master License Agreement over its estimated useful life once production begins. The Company will record expense pursuant to the Company’s amended sublicense agreement based on the greater of minimum royalties due or royalties per gallon of product purchased from H2Diesel. Minimum royalty expense is recognized on a straight-line basis over each period if guaranteed, as defined, in the license agreement. Royalties exceeding the defined minimum amounts are recorded as expense during the period corresponding to product purchases. Minimum royalties shall not be due until H2Diesel has met certain product specifications and other requirements of the Company. Accordingly, no expense has been recorded for the period ended December 31, 2006.

At December 31, 2006, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of the Company’s investment in H2Diesel, the Company recognized a $2,321,514 loss in value of its investment in H2Diesel. The Company has concluded that this is an other than temporary decline in its investment and has recognized the loss in “Impairment loss - Investment in H2Diesel Holdings, Inc.” in the Consolidated Statements of Operations in accordance with APB18. The difference between the estimated value of the Company’s investment in H2Diesel and the underlying net assets of H2Diesel represents the estimated fair value of the Company’s sublicense agreement.

H2Diesel plans to produce, sell or sublicense to third parties for its manufacture and use, a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and bio-diesel, heating and other fuels, pursuant to an exclusive license agreement entered into by H2Diesel on March 20, 2006 (the “Master License”). H2Diesel’s business model is to utilize its licensed proprietary technology to manufacture or sublicense its fuel products for sale to alternative fuel manufacturers and distributors.

Under the Amended Sublicense Agreement, the Company was granted an exclusive sublicense to make, use and sell products (“Products”) manufactured by using a fuel additive (the “Additive”) in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia,

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

North Carolina, South Carolina, Georgia and Florida, and a non-exclusive license to sell those Products anywhere else within North America, Central America and the Caribbean. Additional territories may be added by written agreement of the parties.

Under the Amended Sublicense Agreement, H2Diesel must sell Additive to the Company that is sufficient to meet the Company’s requirements for the production of Product at the lower of its actual cost or the price at which it sells Additive to unrelated third parties or at such other price as the Company and H2Diesel may agree upon. The Company is obligated to pay certain royalties to H2Diesel based on sales of Products the Company or its sublicensees. The royalty (the “Royalty”) that the Company must pay per gallon of Product that the Company or its distributors sell is the lesser of $.10 per gallon or the lowest per gallon royalty that H2Diesel charges to unrelated entities. The minimum total Royalties that the Company must pay during the first royalty period, which begins on the date H2Diesel first notifies the Company that it can produce and deliver Additive in sufficient quantities to meet the Company’s requirements, is able to do so and provides the Company with the technical and engineering specifications necessary for a plant to produce the Products (the “Trigger Date”) and ends 12 months later, is the total Royalties that would be payable based upon sales of 20,000,000 gallons of Product (the “Minimum Sales Amount”). The Minimum Sales Amount increases by 10,000,000 barrels for each succeeding 12-month period during the initial term of the Amended Sublicense Agreement, which ends 10 years from the Trigger Date. If the Company does not meet the Minimum Sales Amount, or pay the Royalties that would have been payable had the Company met the Minimum Sales Amount, in any twelve-month period, the Company’s rights become non-exclusive. H2Diesel also has the right to terminate the Amended Sublicense Agreement if Royalties based upon the Minimum Sales Amount are not paid for the first three twelve-month periods after the Trigger Date. The Amended Sublicense Agreement automatically renews for successive one-year periods provided there is no existing default at the time of renewal. As of March 10, 2007, the Trigger Date had not yet commenced and accordingly, no royalty expense has been recorded by the Company pursuant to the Amended Sublicense Agreement.

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

H2Diesel is a development stage company with no operations. According to its SEC filings, H2Diesel is obligated to pay $9.1 million in additional payments to the owner of the licensed technology, including (a) $600,000 on July 31, 2007 and (b) $1.5 million on October 31, 2007. To make these payments, H2Diesel must raise additional capital, and to our knowledge, H2Diesel has not done so. H2Diesel’s most recent quarterly report on Form 10-Q notes that these matters raise substantial doubt about H2Diesel’s ability to continue as a going concern. If H2Diesel fails to make the license payments as required, we could lose our sublicense of the technology.

NOTE 7. RESTRUCTURING OF PERMEATE REFINING MORTGAGE NOTE

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9% per year with monthly payments due on the first day of each month commencing August 1, 2003 until June 1, 2006, at which time the entire balance owing on the promissory note was to be paid in full. The Company’s obligations under the Original Note were secured by a mortgage on the Permeate real estate granted to Master’s Trust (an entity formed by the Lehmans).

Pursuant to a memorandum of agreement entered into on October 18, 2005 by the Company, the Lehmans and Master’s Trust, the Company, the Lehmans and Master’s Trust entered into a Mutual General Release on January 23, 2006. Under the Mutual General Release, the Original Note was exchanged for a new promissory note (the “New Note”) in the amount of $243,395 issued by the Company to the Lehmans, and the Company issued 135,000 shares of common stock to Master’s Trust in exchange for the full release and satisfaction of the mortgage on the Permeate real estate.

The New Note was payable on August 1, 2006 and was repaid in full at that date. Interest was due monthly on the outstanding principal amount of the New Note at a rate equal to 0.5% above the prime rate. The Company made monthly payments equal to $3,128 allocated between interest and principal based on the then-current prime rate.

The Company recorded the 135,000 shares of common stock issued to Master’s Trust at a value of $432,000 based on the closing price of the common stock on January 23, 2006. At the time of the restructuring, the holders of the Original Note held a significant percentage of the common stock of the Company then outstanding. Therefore, the difference between the values of the New Note and 135,000 shares and the Original Note was recorded as an increase in stockholders’ equity of $449,605.

The following table summarizes the estimated fair values of the assets of Permeate and Xethanol One LLC:

	December 31, 2006	December 31, 2005
Land	$33,700	$33,700
Buildings	739,888	739,888
Machinery and equipment	1,368,695	1,361,810
	2,142,283	2,135,398
Less: Accumulated depreciation	579,243	385,144
Impairment loss	513,942	-
	$1,049,098	$1,750,254

In April 2005, the Company ceased operations at Permeate in order to upgrade the facility. The facility remained closed while the Company evaluated how to maximize strategic use of the facility. Given Permeate’s small production capacity and location in a residential community, as well as the Company’s recent acquisitions of more attractive sites, the Company has now determined that Permeate is no longer a core asset. The Company is currently considering various alternatives to maximize its value, including relocating a substantial portion of its equipment to one or more of its other sites. In accordance with SFAS 144, the Company records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The carrying value for Permeate was $1,563,040 as of December 31, 2006. In anticipation of the possible transfer of certain equipment to one or more other Company sites and then, the probable sale or disposal of Permeate’s remaining assets, the Company concluded that the carrying amount of the remaining assets exceeded their likely disposition value based on an analysis of current market prices. As of December 31, 2006, the Company recognized an impairment loss of $513,942 that is included in “Loss from operations before other income” in the Consolidated Statements of Operations.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. SENIOR SECURED ROYALTY INCOME NOTES

On January 19, 2005, the Company completed a transaction with two institutional investors, primarily to refinance a short-term note issued for the acquisition of its Xethanol BioFuels facility. At the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000 (the “January Notes”). A portion of the proceeds of the financing was used to satisfy a $3,000,000 demand note held by FNBO. The Company used the remaining proceeds to refurbish and upgrade capacity at the Xethanol BioFuels facility, fund start-up activities at the facility and related working capital requirements, and pay legal and other professional fees related to the financing. The January Notes provided for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, distillers wet grain (“DWG”) and any other co-products, including xylitol, at the Xethanol BioFuels facility, with the principal becoming due in January 2012. The Company had the right to require the holders of the January Notes, from and after January 2008, to surrender the January Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the January Notes had the right to convert the January Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 1,250,000 shares of common stock).

On August 8, 2005, the Company completed a second transaction with the same two institutional investors and, at the closing of this transaction, Xethanol BioFuels issued senior secured royalty notes in the aggregate principal amount of $1,600,000 (the “August Notes”). The proceeds from this financing were used for working capital and general corporate purposes. The terms of this financing provided for interest to be paid semi-annually at the greater of 10% per year or 1.6% of revenues from sales of ethanol, DWG and any other co-products, including xylitol, at the Xethanol BioFuels facility, with the principal becoming due in August 2012. The Company had the right to require the holders of the August Notes, from and after August 2008, to surrender the August Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the August Notes had the right to convert the August Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 400,000 shares of common stock).

On April 21, 2006, the holders of the January Notes and August Notes” (together, the “Notes”) exercised their rights to convert the Notes into shares of common stock of the Company. The principal amounts of the Notes were convertible at a price equal to $4.00 per share.

In connection with the conversions, the Company issued 1,250,000 shares of common and a three-year warrant to purchase 250,000 shares of common stock at a purchase price of $12.50 to the holders of the January Notes and 400,000 shares and a three-year warrant to purchase 80,000 shares of common stock at a purchase price of $12.50 to the holders of the August Notes. The holders of the Notes also agreed to waive accrued and unpaid interest from January 1, 2006 through April 12, 2006 totaling $203,500.

A net expense of $1,966,712 related to issuance of the warrants and the waiver of interest is reflected in “Other expense” in the Consolidated Statements of Operations as “Loss on Royalty Note Conversion.”

NOTE 9. FUSION CAPITAL TRANSACTION

On October 18, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”), pursuant to which Fusion agreed, under certain conditions, to purchase up to $20 million of Company common stock over a 25-month period, subject to earlier termination at our discretion. Under the terms of the common stock purchase agreement, the Company issued 303,556 shares to Fusion as a commitment fee (the “Commitment Shares”) on October 18, 2005. Pursuant to the terms of a Registration Rights Agreement, dated as of October 18, 2005, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the 303,556 Commitment Shares and 5,000,000 shares that may be issued to Fusion under the Purchase Agreement (the “Purchase Shares”). On December 28, 2005, the Registration Statement was declared effective and the Company had the right to sell to Fusion up to $40,000 of the Company’s common stock, which amount may be increased by the Company under certain conditions, each trading day during the term of the Purchase Agreement. The purchase price

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion does not have the right or the obligation to purchase shares of the Company’s common stock in the event that the price of the common stock is less than $2.00. Fusion may not purchase shares under the Purchase Agreement if Fusion would beneficially own more than 9.9% of the Company’s common stock outstanding at the time of the purchase by Fusion.

During the year ended December 31, 2006, the Company sold 1,894,699 shares of common stock to Fusion for total gross proceeds of $9,846,016. There have been no sales of common stock to Fusion since April 20, 2006. The Company has the option of selling up to an additional 3,105,301 shares of common stock to Fusion through November 18, 2007.

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

NOTE 10. PRIVATE OFFERINGS

On April 13, 2006, the Company completed the closing of two separate private offerings of the Company’s common stock.

Under the first offering, the Company sold a total of 6,697,827 shares of its common stock at a purchase price of $4.50 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $30,139,864. The Company also issued warrants to purchase 1,339,605 shares of common stock at a purchase price of $4.50 per share and warrants to purchase 669,846 shares of common stock at a purchase price of $6.85 per share. The warrants have an expiration date of April 12, 2009. In connection with this offering, the Company agreed to file a Registration Statement with the Securities and Exchange Commission. Under the terms of this agreement, if the Registration Statement has not been declared effective by the Commission by April 13, 2007, then the holders of the warrants may elect to utilize a cashless exercise. The Company intends to file its third amendment to the Registration Statement initially filed on June 16, 2006 on or before March 19, 2007. As of March 19, 2007, the Registration Statement has not been declared effective.

Under the second offering, the Company sold a total of 888,889 shares of its common stock at a purchase price of $4.50 per share to a purchaser that qualified as an accredited investor, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $4,000,000. The Company also issued warrants to purchase 177,778 shares of common stock at a purchase price of $4.50 per share and warrants to purchase 88,889 shares of common stock at a purchase price of $6.85 per share. The warrants have an expiration date of April 12, 2009.

In connection with these offerings, the Company incurred cash transaction expenses of $2,503,143, including placement agent fees. The Company also issued, as additional compensation to the placement agent, warrants to purchase 606,938 shares of common stock at a purchase price of $4.50 per share.

NOTE 11. INCENTIVE COMPENSATION PLAN

On February 2, 2005, following the completion of the reverse merger, the Company’s board of directors adopted and approved the 2005 Incentive Compensation Plan (the “2005 Plan”), which was subsequently approved by the Company’s shareholders on March 29, 2005.

The terms of the 2005 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Until August 10, 2006, under the 2005 Plan, the total number of shares of the Company’s common stock that were

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to the granting of awards under the 2005 Plan was equal to 2,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan to (i) increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (ii) eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year. On December 7, 2006, subject to shareholder ratification at the Company’s next annual meeting, the Company’s board of directors unanimously approved an increase in the total number of shares of common stock that were subject to the granting of awards under the 2005 Plan to 4,747,070 shares. The persons eligible to receive awards under the 2005 Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries.

During the years ended December 31, 2006 and 2005, options to purchase 4,440,000 and 530,000 shares of common stock, respectively, were granted to executive officers, employees and independent contractors. These options vest up to one year from the date of grant and are exercisable over periods ranging from three to ten years from the date of grant with exercise prices ranging from $2.44 to $11.04 per share. During the years ended December 31, 2006 and 2005, unvested options to purchase 490,000 and 50,000 shares of common stock were forfeited, respectively, by various directors and employees. The fair value of options granted during the years ended December 31, 2006 and 2005, net of forfeitures, is $7,725,104 and $667,396, respectively, and was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over their respective vesting periods. The Company recorded net compensation expense for outstanding stock options of $5,483,056 and $508,557 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, options to purchase 4,430,000 and 480,000 shares of common stock were outstanding under the 2005 Plan, respectively. At December 31, 2006 and 2005, the weighted average exercise price of outstanding options is $3.47 and $3.95, respectively.

A summary of stock option activity under the 2005 Plan for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	480,000	$3.95	-	-
Options granted	4,440,000	3.75	530,000	$3.95
Options exercised	-	-	-	-
Options forfeited	(490,000)	6.46	(50,000)	$4.00
Outstanding at end of year	4,430,000	$3.47	480,000	$3.95
Exercisable at end of year	2,305,000	$3.75	315,000	$3.92

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of outstanding stock options at December 31, 2006 is as follows:

				Options Exercisable
Number Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Weighted Remaining Life In Years	Number Exercisable	Weighted Average Exercise Price
3,330,000	$2.44 - $3.99	$2.66	6.30	1,575,000	$2.90
805,000	4.00 - 5.56	4.82	3.51	505,000	4.39
295,000	5.57 - 11.04	8.97	3.05	225,000	8.32
4,430,000		$3.47	5.57	2,305,000	$3.75

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005
Risk-free interest rate	4.55%	3.94%
Expected life of options	6.20	4.38
Expected dividend yield	0%	0%
Expected volatility	55.0%	40.0%

NOTE 12. WARRANTS

During the years ended December 31, 2006 and 2005, the Company issued warrants to purchase 4,323,178 and 197,968 shares of the Company’s common stock, respectively. At December 31, 2006 and 2005, there were warrants to purchase 5,197,776 and 1,456,026 shares of common stock, with weighted average exercise prices of $5.06 and $2.52, respectively.

The fair value of warrants issued as compensation for services rendered during the years ended December 31, 2006 and 2005, was estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over their respective vesting periods. During the year ended December 31, 2006 and 2005, the Company recorded compensation expense related to warrants granted for services rendered of $1,151,714 and $167,425. During the year ended December 31, 2006, the Company also recorded a loss on royalty note conversion of $1,966,712 and a $203,500 reduction of interest payable related to the issuance of warrants issued in the debt conversion.

The weighted average fair value of warrants is estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:
	Year Ended December 31,
	2006	2005
Risk-free interest rate	4.79%	3.71%
Expected life of options	3.47	3.00
Expected dividend yield	0%	0%
Expected volatility	55.0%	40.0%

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2006, warrants to purchase 311,428 shares of common stock were exercised for total cash proceeds of $945,120. There were no warrants exercised during the year ended December 31, 2005.

A summary of stock warrant activity is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,456,026	$2.52	1,258,058	$2.28
Issued to investors-Series A and B	2,276,118	5.28	-	-
Issued to placement agents	606,938	4.50	-	-
Issued for facility acquisition	300,000	4.00	-	-
Issued for services rendered	810,122	7.01	197,968	4.07
Issued for royalty note conversion	330,000	12.50	-	-
Exercised	(311,428)	3.03	-	-
Forfeited	(270,000)	8.21	-	-
Outstanding, end of year	5,197,776	$5.06	1,456,026	$2.52
Exercisable, end of year	4,797,776	$5.03	1,456,026	$2.52

The following table summarizes warrant information as of December 31, 2006:

Number of Warrants	Exercise Prices	Expiration Date
390,294	$ 1.90	2007
161,219	$ 2.00	2007
453,321	$ 2.50	2007
61,796	$ 3.25	2007
35,312	$ 3.75	2008
325,000	$ 4.00	2008-2009
2,217,099	$ 4.50	2009
120,000	$ 5.25	2010-2011
20,000	$ 5.50	2009
958,735	$ 6.85	2009-2011
125,000	$ 8.32	2011
330,000	$12.50	2009
5,197,776	$ 5.06

NOTE 13. INVESTMENT IN TECHNOLOGY

Advanced Bioethanol Technologies, Inc.

On June 29, 2004, the Company acquired 100% of the issued and outstanding common stock of Advanced Bioethanol Technologies, Inc. (“ABTI”) from UTEK Corporation in exchange for 200,000 shares of the Company’s common stock at a price of $1.50 for a total consideration of $300,000. ABTI’s principal asset is a license agreement, which has a term of the later of the expiration date of the longest lived patent rights or twenty-one years, to a biomass extraction and fermentation process developed at Virginia Polytechnic Institute and State University (“Virginia Tech”). This technology converts waste biomass mixtures to ethanol by exploiting each mixture’s unique properties to solve feedstock-specific processing problems. The license calls for minimum royalty payments of $7,500 in year three, $15,000 in year

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

four and $30,000 in year five and each year thereafter until the end of the license term. At the time of the purchase, ABTI had no operations and accordingly, the Company determined that it was acquiring assets and not a business.

On December 6, 2005, the company entered into a research agreement with Virginia Tech for the further development and eventual commercialization of the licensed technology. Under this agreement, the Company agreed to pay Virginia Tech $75,689 in five payments scheduled over the course of 2006 and 2007.

Ethanol Extraction Technologies, Inc.

On September 30, 2004, the Company acquired 100% of the issued and outstanding common stock of Ethanol Extraction Technologies, Inc. (“EETI”) from UTEK Corporation in exchange for 169,230 shares of the Company’s common stock at a price of $3.25 for a total consideration of $550,000. EETI holds a license agreement, which has a term of the later of when the last patent of the licensed patents expires or ten years, to a patented extractive fermentation technology developed at Queens University, Ontario to continually remove and isolate ethanol during the fermentation process, incorporating a strategy in which the fermentation reaction and ethanol removal occur simultaneously, thereby increasing output and reducing energy costs. Under the license agreement, the Company is obligated to pay an annual earned royalty of 1% of net sales of licensed product prior to patent expiration and 0.25% thereafter plus 1% of net sales of equipment that enables the use of the licensed technology, for the term of the agreement. The license also calls for a one-time milestone payment of $2,500 per million gallons of nameplate capacity for each plant set up during the term of the agreement. At the time of the purchase, EETI had no operations and accordingly, the Company determined that it was acquiring assets and not a business.

Superior Separation Technologies, Inc.

On January 11, 2005, the Company acquired 100% of the issued and outstanding common stock of Superior Separation Technologies, Inc. (“SSTI”) from UTEK Corporation in exchange for 250,000 shares of the Company’s common stock at a price of $3.25 for a total consideration of $812,500. The number of shares issued was subsequently adjusted to 220,702 shares to reflect the effects of the reverse merger. SSTI holds a license agreement, which has a term of twenty years, to a patented technology developed at the U.S. Department of Energy’s National Renewable Energy Laboratory (“NREL”) designed to effectively separate lignocellulosic material into lignin, cellulose and dissolved sugars. The license calls for minimum royalty payments of $10,000 in 2007, $25,000 in 2008 and $50,000 in 2009 and each successive year thereafter until the end of the license term. At the time of the purchase, SSTI had no operations and accordingly, the Company determined that it was acquiring assets and not a business.

In connection with this license agreement, in May 2006 the Company entered into a cooperative research and development agreement with Midwest Research Institute as operator of the NREL. Under the agreement, the Company is required to pay $300,000 to the NREL to finance the research to be performed under the agreement. The Company has the right to assert copyright in works that its employees create in performing under the agreement, and the Company has the right to retain ownership of any invention that its employees make in performing under the agreement, exercisable within twelve months of the disclosure of the invention. The Company has the right, for six months after the termination of the project, to negotiate a royalty-bearing exclusive license to any invention made by the employees of and retained by the NREL. The Company’s rights under this agreement are subject to the rights retained by the U.S. Government. Either party may terminate this agreement upon 30 days’ written notice.

Xylose Technologies, Inc.

On August 15, 2005, the Company acquired 100% of the issued and outstanding common stock of Xylose Technologies, Inc. (“XTI”) from UTEK Corporation in exchange for 567,857 shares of the Company’s common stock at a price of $4.20 for a total consideration of $2,385,000. XTI holds a license agreement, which has a term of twenty years, to patented technologies based on research done by the U. S. Department of Agriculture’s Forest Products Lab (the “FPL”) designed to convert xylose into ethanol and xylitol. The license calls for a minimum royalty payment of $15,000 in 2008 and $25,000 in 2009 and each successive year thereafter until the end of the license term. At the time of the acquisition,

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XTI also held cash of $450,000. At the time of the purchase, XTI had no operations and accordingly, the Company determined that it was acquiring assets and not a business.

On November 30, 2005, XTI entered into a Cooperative Research and Development Agreement (“CRADA”) with the FPL for the purpose of developing genetically engineered yeast strains for the production of xylitol from cellulosic biomass, such as wood chips. Under the CRADA, XTI will fund to FPL $250,000 over the course of 2006. The first payment of $62,500 was made in January 2006. In December 2006, this agreement was extended, at no additional cost, until March 2007. In January 2007, the Company negotiated a second agreement. The new agreement has a term of one year and requires us to pay to FPL a total of $250,000, payable in four equal quarterly installments beginning January 2007.

NOTE 14. WRITE-OFF OF INTANGIBLE ASSETS

During the fourth quarter of 2005, the Company charged $3,635,416 to expense, representing the unamortized cost of license agreements obtained as a result of the Company’s acquisitions of ABTI, EETI, SSTI and XTI and to write off $205,000 of goodwill of Permeate. The Company had initially recorded on its balance sheet the cost of acquiring the license agreements as the value of the Company’s common stock issued to acquire such licenses. The technologies that are covered by these licenses are primarily designed to enhance ethanol production processes and improve feedstock separation to enable biomass conversion. After consideration and evaluation of the license agreement held by EETI, the Company decided not to continue to develop it. With regard to the license agreements related to ABTI, SSTI and XTI, the Company has ongoing research agreements with each of the institutions and scientists who hold the original patents for these technologies. Although the Company anticipates further development and testing, as well as new technologies and opportunities that may evolve from these relationships, given the pre-commercial stage of these technologies and the uncertainties surrounding both the ultimate commercial deployment of the technologies and the timing and amounts of any cash flows related to such deployment, the Company determined an impairment loss should be recognized.

NOTE 15.  INCOME TAXES

As of December 31, 2006 and 2005, the Company had unused net operating loss carryforwards approximating $15,458,000 and $8,600,000, respectively, which may be applied against future taxable income. The net operating loss carryforwards expire in the years 2020 through 2025. At December 31, 2006 and 2005 the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2006	2005
Deferred tax asset	$6,263,000	$3,525,000
Less: Valuation allowance	6,263,000	3,525,000
Net deferred tax asset	$0	$0

As a result of the uncertainty that net operating loss carryforwards will be utilized in the foreseeable future, a 100% valuation allowance had been provided. At December 31, 2006 and 2005, a wholly owned subsidiary had an unused net operating loss carry forward of approximately $226,000 which may be applied against future taxable income. The net operating loss carry forward expires in 2023. A 100% valuation allowance has been provided for against this amount.

NOTE 16. MAJOR CUSTOMER

Since July 1, 2005, all of the Company’s ethanol sales have been to one customer. The Company has an exclusive marketing agreement with this customer. This customer represented 94% and 89% of the Company’s net sales for the years ended December 31, 2006 and 2005, respectively.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. JOINT VENTURES

Organization of CoastalXethanol, LLC

In April 2006, the Company entered into a letter of intent with Coastal Energy Development, Inc., a Georgia corporation (“CED”), to jointly develop plants for the production of ethanol in the State of Georgia and in the South Carolina counties in which the cities of Charleston and Georgetown are located. In April 2006, the Company formed a subsidiary, CoastalXethanol, LLC (“CX”), for the purpose of implementing the projects contemplated by that letter of intent. On May 30, 2006, the Company entered into an Organizational Agreement (“Organizational Agreement”) with CED, pursuant to which the Company and CED organized CX. On the same date, the Company and CED entered into an Operating Agreement that relates to the operation and management of CX. The Company has granted CX the exclusive right to use its technology for the development and operation of such facilities in the geographic areas in which CX intends to construct its facilities.

The Company invested $40,000 for 80% of the membership interests in CX, and CED invested $10,000 for 20% of the membership interests in CX. In connection with those Agreements, the Company issued to CED a warrant to purchase 200,000 shares of the Company’s Common Stock at a purchase price of $6.85 per share that is first exercisable on May 30, 2007 and is exercisable until May 30, 2010. The fair value of these warrants is $1,011,420 and is being amortized over its vesting period. The Company granted CED certain registration rights with respect to the shares underlying such warrants. In the event of a change of control of the Company, CED will have the right to exchange its interest in CX for shares of the Company’s common stock, at an exchange rate that is based upon the appraised value of CED’s interest in CX and 95% of the market price of the Company’s common stock for the 15 days preceding the completion of the valuation of CED’s interest in CX. The Company also agreed to permit CED to require the Company to exchange CED’s interest in CX for shares of the Company’s common stock after three years from the date of the Organizational Agreement. CED agreed to permit the Company to require CED to exchange its interest in CX for shares of the Company’s common stock after three years from the date of the Organizational Agreement. In each case, the exchange rate will be set by mutual agreement or, if the Company and CED cannot agree, based upon the appraised value of CED’s interest in CX and the market price of the Company’s common stock for the 15 days preceding the completion of the valuation of CED’s interest in CX.

The organizational agreement also provides that CX may advance CED funds for working capital to the extent necessary for CED to provide the services it is required to perform under the agreement. Those advances bear interest at the prime rate, and are repayable from any distributions by CX to CED in respect to CED’s membership interest in CX. As of December 31, 2006, Xethanol had advanced $567,000 to CX for the purposes of funding working capital advances to CED. CX has established a 100% reserve against these loans, and any interest thereon, pending CX having distributable cash flow. The Company consolidates the operations of CX.

On March 5, 2007, the Company with CX initiated an action against CED in the Supreme Court of the State of New York. The Company’s complaint alleges, among other things, that CED failed to repay to CX loans in the principal amount of $630,000, plus interest, and that CED has failed to properly account for the expenditure of certain of the Company’s funds and those of CX. In the complaint, the Company and CX seek from CED damages in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation.

Organization of NewEnglandXethanol, LLC

In April 2006, the Company formed NewEnglandXethanol, LLC (“NEX”). In June 2006, the Company entered into an Organizational Agreement with Global Energy and Management, LLC (“Global”) and an Operating Agreement with NEX and Global relating to the operation and management of NEX. NEX was formed and organized to develop and operate ethanol production plants in Connecticut, Massachusetts, Rhode Island, New Hampshire, Maine and Vermont.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The parties intended that each of those plants would be owned by a special purpose limited liability company owned by NEX and third party investors and operated by Global.

The initial manager of NEX was Lee R. Tyrol, a principal of Global. Pursuant to the Organizational Agreement, Global was to provide those special limited liability companies with certain services that are listed in the Organizational Agreement, and they would pay Global the fees set forth in the Organizational Agreement. The Company and Global each owned 50% of the membership interests in NEX.

In connection with the Company’s agreement with Global, the Company issued to Global a warrant to purchase 20,000 shares of our Common Stock at a purchase price of $6.85 per share that is first exercisable on the first anniversary of the date of the Organizational Agreement and is scheduled to expire on the fourth anniversary of the date of the Organizational Agreement. The Company granted Global certain registration rights with respect to the shares underlying such warrants. In the event of a Change of Control of the Company, Global would have the right to exchange its interest in NEX for shares of the Company’s common stock, at an exchange rate that was based upon the appraised value of Global’s interest in NEX and 95% of the market price of the Company’s common stock for the 15 days preceding the completion of the valuation of Global’s interest in NEX. The Company also agreed to permit Global to require the Company to exchange its interest in NEX for shares of the Company’s common stock after one year from the date of the Organizational Agreement. The exchange rate was to be set by mutual agreement or, if the Company and Global could not agree, based upon the appraised value of Global’s interest in NEX and 90% of the closing price of the Company’s common stock for the 15 days preceding the completion of the valuation of Global’s interest in NEX.

The Company had determined that NEX was a variable interest entity. The Company was not the primary beneficiary and did not control NEX. Accordingly, the Company accounted for this investment based on the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

In December 2006, the Company’s NEX joint venture effectively ended based on a disagreement between the Company and Global with respect to the actions that Global and the Company were required to take pursuant to the joint venture. The Company does not currently believe that the NEX joint venture will conduct any further business, and the warrants issued to Global have been cancelled.

NOTE 18. RELATED PARTY TRANSACTIONS

In February 2005, the Company entered into a Consulting Services Agreement with Jeffrey S. Langberg, then a major stockholder and a member of the Company’s Board of Directors, pursuant to which Mr. Langberg agreed to provide the Company general business advisory services. Under this agreement, the Company paid Mr. Langberg a monthly consulting fee of $15,000 and Mr. Langberg was eligible to receive awards under the Company’s 2005 Incentive Compensation Plan. Mr. Langberg did not receive any compensation otherwise payable to him as a director. Including $194,147 Mr. Langberg earned in 2004 that the Company paid him in 2005, the Company paid Mr. Langberg a total of $649,147 in 2005 (not including the office rent and related reimbursements described below), and the Company provided him with health insurance coverage at a cost of $14,014 to the Company. On June 12, 2006, Mr. Langberg resigned as a director but continued to serve as an advisor to the Board of Directors of the Company until December 2006. In October 2004, the Company began sharing office in New York City with other affiliated companies under a sublease with Xethanol Management Services, LLC, which is a single member limited liability company controlled by Mr. Langberg. For the years ended December 31, 2006 and 2005, total office rent expense plus reimbursements of other costs of $132,043 and $99,086, respectively, was paid under this arrangement. As of December 1, 2006, the Company became the sole occupant of this office space.

On June 12, 2006, the Company issued to Mr. Langberg an option to purchase 250,000 shares of common stock at an exercise price of $8.32 per share vesting upon the date on which NewEnglandXethanol, LLC has approved and commenced its initial project. For these purposes, the project shall have been approved and commenced when (a) the project has been approved, (b) financing for construction of the project has been obtained and closed and

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) the chief executive officer of the Company has notified the Board of Directors of the Company or the compensation committee thereof that conditions (a) and (b) have been met, which notification shall not be unreasonably withheld or delayed. The fair value of this option was $989,050 and was to be charged to operations when vested.

On September 25, 2006, the Company terminated Mr. Langberg’s consulting agreement effective immediately. Pursuant to the termination agreement with Mr. Langberg executed on December 20, 2006, the Company agreed to pay Mr. Langberg $235,000, with $60,000 payable in 2006 and $175,000 payable in 2007. With regard to this obligation, the Company recognized $235,000 as compensation expense for the year ended December 31, 2006. Pursuant to the termination agreement, the Company and Mr. Langberg agreed to cancel the 250,000 warrants granted June 12, 2006, and issue to Mr. Langberg a fully vested five-year warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $8.32 and a grant date of December 20, 2006. With regard to this warrant, the Company recognized an expense of $60,439 based on a fair value calculation. During the year ended December 31, 2006, Mr. Langberg received additional consulting fees of $135,000 was paid a performance bonus of $400,000, received health benefits with a value of $27,496 and received a payment of $4,353 accrued from prior years. Total compensation expense recognized by the Company during 2006 with regard to Mr. Langberg was $857,935 and actual payments made to Mr. Langberg during 2006 were $584,353.

In January 2005, the Company entered into an employment agreement with Christopher d’Arnaud-Taylor, a major stockholder and then Chairman of the Company’s Board of Directors, as the Company’s President and Chief Executive Officer for a term of three years (the “2005 Agreement”). The 2005 Agreement replaced an earlier management services agreement with London Manhattan Limited, Inc. a company owned by Mr. d’Arnaud-Taylor for the services of Mr. d’Arnaud-Taylor as its President and Chief Executive Officer. Under the 2005 Agreement, the Company paid Mr. d’Arnaud-Taylor a monthly fee of $15,000. During 2005, the Company made total payments to Mr. d’Arnaud-Taylor of $281,075. On August 25, 2006, the Company and Mr. d’Arnaud-Taylor, the Company’s former Chairman, President and Chief Executive Officer, entered into a termination agreement under which the Company and Mr. d’Arnaud-Taylor agreed that Mr. d’Arnaud-Taylor’s employment by, and his position as an officer of, the Company was terminated effective as of August 22, 2006 (the “Termination Date”). The agreement provides that Mr. d’Arnaud-Taylor will continue to serve as a director of the Company for the remainder of his current term.

Under the termination agreement, the Company will continue to pay Mr. d’Arnaud-Taylor his salary and maintain his employment benefits as in effect immediately prior to the Termination Date through December 31, 2006 and the Company paid Mr. d’Arnaud-Taylor $100,000 in severance on the three-month anniversary of the Termination Date. The agreement provides that, subject to Mr. d’Arnaud-Taylor’s compliance with the terms of the agreement, the exercise periods of the options to purchase 250,000 shares of common stock at an exercise price of $5.56 per share and 450,000 shares of common stock at an exercise price of $8.32 per share that were granted to Mr. d’Arnaud-Taylor on February 28, 2006 and June 12, 2006, respectively, are extended until the third anniversary of the Termination Date with respect to one half of each option. The options are otherwise terminated. The agreement also provides that the Company will reimburse Mr. d’Arnaud-Taylor for any reasonable and appropriately documented business expenses he may have incurred prior to the Termination Date in the performance of his duties as an employee of the company and that Mr. d’Arnaud-Taylor will be entitled to coverage under the Company’s group medical and dental plans to the extent provided in and subject to the terms and conditions of the Company’s standard policy.

Under the termination agreement, Mr. d’Arnaud-Taylor agreed to provide such advisory and consulting services as the Company may reasonably request during the three months after the Termination Date to permit the orderly transfer of his duties to other company personnel and not to solicit employees of the company during the period ending on the first anniversary of the Termination Date. The agreement also provides for the Company and Mr. d’Arnaud-Taylor to mutually release each other from all claims arising prior to the date of the agreement, other than claims based on the released party’s willful acts, gross negligence or dishonesty and, with respect to Mr. d’Arnaud-Taylor’s release of the Company, claims vested before the date of the agreement for benefits under the Company’s employee benefit plans and claims for indemnification for acts as an officer of the Company.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 25, 2006, the Company and Mr. d’Arnaud-Taylor entered into a one year consulting agreement under which Mr. d’Arnaud-Taylor agreed to provide such consulting and advisory services as the Company may reasonably request from time to time. During the term of the agreement, the Company was to pay Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in arrears) and reimburse him for any reasonable and appropriately documented business expenses he may incur in the performance of his duties under the agreement. The agreement provided that Mr. d’Arnaud-Taylor was not required to dedicate more than eight days in any calendar month to the performance of services under the agreement and that if he did provide services for more than eight days in any calendar month, the Company would pay him an additional $2,000 for each additional day or part thereof.

The consulting agreement had a term of one year, subject to earlier termination by the Company if Mr. d’Arnaud-Taylor failed to perform his duties under the agreement. Upon the termination of the agreement, the Company would have had no obligation to Mr. d’Arnaud-Taylor other than payment obligations accrued before the termination date, which would have been paid within 15 days of the termination date. The agreement included covenants by Mr. d’Arnaud-Taylor regarding confidentiality, competition and solicitation of the Company’s customers, suppliers and employees. This agreement was terminated effective December 1, 2006.

On December 1, 2006, the Company entered into a consulting agreement with Mr. d’Arnaud-Taylor under which Mr. d’Arnaud-Taylor agreed to provide strategic advice to our Chief Executive Officer. During the term of the agreement, the Company will pay Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in advance) and reimburse him for any reasonable and appropriately documented business expenses he may incur in the performance of his duties under the agreement. The term of the agreement expires on November 25, 2007, subject to earlier termination by either party at any time upon written notice to the other. If Mr. d’Arnaud-Taylor terminates the agreement before the scheduled termination, the Company is obligated to pay him all amounts due as of the date of the termination. If the Company terminates the agreement before the scheduled termination, the Company is obligated to pay Mr. Taylor pay him all amounts due as of the date of the termination plus a lump sum termination fee equal to the lesser of (a) the monthly consulting payable for the remainder of the scheduled term and (b) $90,000. The agreement includes covenants by Mr. d’Arnaud-Taylor regarding confidentiality.

During 2006, the Company recognized $406,000 in cash compensation expense, and actual payments made to Mr. d’Arnaud-Taylor during 2006 were $315,000. The Company also recognized expense of $1,344,458 related to options granted to Mr. d’Arnaud-Taylor as a result of his employment with Company and $170,234 related to options granted to Mr. d’Arnaud-Taylor as a result of his membership on the Company’s board of directors.

Mr. William P. Behrens, a newly elected director effective October 1, 2006, is the Vice Chairman of Northeast Securities, Inc. (“Northeast”). Pursuant to a placement agent agreement dated as of February 22, 2006 (the “Placement Agent Agreement”) between the Company and Northeast, Northeast acted as the Company’s placement agent in connection with the private offering of the Company’s common stock and warrants to purchase common stock consummated on April 13, 2006. In consideration of Northeast’s services under the Placement Agent Agreement, on April 13, 2006, the Company paid Northeast $1,928,397 in cash and issued to Northeast and its designees warrants (the “Placement Agent Warrants”) to purchase a total of 606,938 shares of the Company’s common stock at an exercise price $4.50 per share, exercisable at any time until April 12, 2009. The Placement Agent Warrants may be exercised on a “cashless” basis at any time and are otherwise exercisable on the same terms and conditions as the warrants issued to the investors in the April 2006 private placement. Placement Agent Warrants to purchase 35,000 shares of common stock were issued to Mr. Behrens as a designee of Northeast. The Placement Agent Agreement provides that the shares of common stock issuable upon exercise of the Placement Agent Warrants are entitled to registration rights on the same terms as the shares of common stock and warrants purchased by the investors in the April 2006 private placement

On October 1, 2006, the Company and Northeast entered into an advisory agreement pursuant to which Northeast will, on a non-exclusive basis, assist the Company in various corporate matters including advice relating to general capital raising, mergers and acquisition matters, recommendations relating to business operations and strategic planning. In consideration of these services, the Company will pay Northeast an advisory fee of $10,000 per month during the term of the agreement and reimburse Northeast for all necessary and reasonable out-of-pocket costs and expenses it incurs in the

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance of its obligations under the agreement. The term of the agreement is one year, subject to earlier termination by the Company in the event of a material breach by Northeast of any of its obligations under the agreement. The agreement provides that if, within twelve months after the termination of the agreement, the Company either (i) consummates a financing transaction with any investor introduced to the Company by Northeast prior to the termination or (ii) enters into a definitive agreement to consummate a financing transaction with any such investor and the financing transaction is consummated within six months thereafter, then the Company shall pay Northeast a cash fee in line with industry standard rates. The agreement also provides that the Company shall indemnify Northeast against any losses, claims, damages and liabilities it may incur as a result of its engagement as an advisor under the agreement, other than losses, claims, damages and liabilities resulting solely from Northeast’s gross negligence or willful misconduct.

In November 2004, before the reverse merger and concurrent private offering described in Note 1, Zen Zachariah Pool III, Zen’s Chief Executive Officer and President and a member of its board of directors, and Walter C. Nathan, Zen’s Chief Financial Officer and a member of its board of directors, sold options to purchase a total of 700,000 shares of Zen’s common stock owned by them at an exercise price of $0.20 per share as follows: (a) 250,000 options to a company controlled by the brother of Christopher d’Arnaud-Taylor, a director, officer and significant shareholder of the Company and currently one of the Company’s directors and its former Chairman, President and Chief Executive Officer; (b) 250,000 options to the mother-in-law of Jeffrey S. Langberg, a significant shareholder of the Company and a former director; and (c) 200,000 options to another significant shareholder of the Company’s predecessor. Each purchaser paid $10.00 for that purchaser’s options. Exercise of the options was conditional upon the closing of the private offering and reverse merger, and the options were exercisable at any time within 200 days after the closing of the reverse merger. On February 2, 2005, each of the company controlled by the brother of Mr. d’Arnaud-Taylor and the mother-in-law of Mr. Langberg entered into and consummated an agreement with a stockholder of Zen to purchase 100,000 shares of Zen’s common stock at a purchase price of $0.40 per share. Also in connection with the merger, each of Mr. d’Arnaud-Taylor and Mr. Langberg agreed to contribute or cause to be contributed 250,000 shares of the Company’s common stock to the Company for cancellation. The Company reflected those contributions to capital in connection with the reverse merger in the consolidated statements of changes in stockholder’s equity. Under the Company’s agreement with Mr. d’Arnaud-Taylor and Mr. Langberg, they each caused share certificates for 250,000 shares to be delivered to the Company’s transfer agent for cancellation.

The Company also recorded consulting fees to other significant shareholders for the year ended December 31, 2005 of $77,796. During 2005, the Company also issued 44,140 warrants to purchase common stock to a significant shareholder as compensation for consulting services. In December 2005, the Company entered into an arrangement with one of it advisory board members to act as the Company’s chief technology strategist and the Company pays a monthly consulting fee of $8,000. For the years ended December 31, 2006 and 2005, $96,000 and $8,000, respectively, had been paid under this arrangement. During March 2006, the Company also granted this individual warrants to acquire 25,000 shares of common stock at an exercise price of $4.50.

Accounts payable to all related parties as of December 31, 2006 and 2005 were $317,727 and $56,080, respectively.

NOTE 19.  LEGAL PROCEEDINGS

In the normal course of business, various claims, charges and litigation are asserted or commenced from time to time against the Company. The Company believes that final judgments, if any, which might be rendered against the Company in current litigation are adequately reserved or covered by insurance.

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against our Company in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleges that the plaintiffs are beneficial owners of 300,000 shares of common stock of Old Xethanol. The complaint further alleges that the Rolls are entitled to have issued in their name the number of shares of the Company’s common stock to which they are entitled pursuant to the merger agreement dated as of February 2, 2005 between Old Xethanol, Zen, and Zen Acquisition. The complaint seeks a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alternative, damages for breach of contract, conversion, and breach of fiduciary duty. The Company filed a notice of removal on August 29, 2005, and the case is now pending in the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On September 8, 2005, the Company filed its answer and affirmative defenses to Plaintiffs’ complaint, asserting that the Rolls do not have any ownership interests in shares of our common stock. The discovery phase of the case ended on October 5, 2006. Court ordered mediation occurred on October 30, 2006. The mediation did not resolve the litigation. The case is on the trial calendar for trial during a trial term commencing April 2, 2007.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of our current and former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, the Company’s Executive Vice President, Corporate Development and principal accounting officer and the Company’s former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and the Company’s former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) Plaintiffs’ consolidated class action complaint is due to be served and filed on March 23, 2007.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of the Company and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and the Company’s Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming the Company as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that the Company was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. Plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. The Company expects that the Derivative Suits will also be consolidated into one derivative suit and that plaintiffs will serve a consolidated complaint on or about March 28, 2007.

On March 5, 2007, the Company, along with CoastalXethanol, LLC (“CX”), initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York (Xethanol Corporation and CoastalXethanol, LLC v. Coastal Energy Development, Inc., Index No.:600685/07). The complaint alleges, among other things, that CED has failed to repay to CX loans in the principal amount of $630,000, plus interest, and that CED has failed to properly account for certain funds of the Company and CX. In the complaint, the Company and CX seek damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2006, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION.

Background

As described in the following paragraphs, we failed to file a Current Report on Form 8-K in a timely manner on several occasions in the fourth quarter of 2006. By providing the disclosure in this Item 8B, we are entitled to a limited safe harbor provided by SEC rules from liability under Section 10(b) of the Exchange Act and Rule 10b-5 thereunder for failure to timely file reports required by certain items in Form 8-K.

Consulting Agreements with Christopher d’Arnaud-Taylor

On December 1, 2006, we agreed with Mr. Christopher d’Arnaud-Taylor, a director, officer and significant shareholder of Old Xethanol and currently one of our directors and our former Chairman, President and Chief Executive Officer, to terminate his consulting agreement and entered into another consulting agreement with Mr. d’Arnaud-Taylor on that date. For a description of those agreements, please see Item 10, Executive Compensation - Termination and Consulting Agreements with Christopher d’Arnaud-Taylor below, which section is incorporated by reference into this Item 8B.

Effective Ending of NewEnglandXethanol Joint Venture

In June 2006, we organized NewEnglandXethanol, LLC to produce ethanol in the New England states. NewEnglandXethanol was a joint venture with Global Energy and Management LLC with Global Energy and us each owning 50% of the membership interests in NewEnglandXethanol. In December 2006, our NewEnglandXethanol joint venture effectively ended based on a disagreement between Global Energy and us with respect to the actions that Global Energy and we were required to take pursuant to our joint venture. We do not currently believe that the NewEnglandXethanol joint venture will conduct any further business. We did not file a Current Report on Form 8-K in December 2006 to report the effective ending of our joint venture relationship.

Grant of Options to Officers and Directors in December 2006

The following disclosure regarding the grant of options to Mr. David R. Ames, our President and Chief Executive Officer and a director, is contained in a Current Reports on Form 8-K/A and Form 8-K we filed with the SEC on February 2, 2007.

On November 9, 2006, our board of directors elected David R. Ames as our President and Chief Executive Officer. As described in the Current Report on Form 8-K dated November 9, 2006, we agreed to pay Mr. Ames an annual salary of $1.00 for his services as President and Chief Executive Officer but had not determined the material terms of the non-cash compensation as of the date of the filing of that Current Report on Form 8-K.

On December 7, 2006, our board of directors granted to certain of our officers, directors, employees and consultants options (the “December 2006 Options”) under our 2005 Incentive Compensation Plan (the “Plan”) to purchase an aggregate of 2,415,000 shares of our common stock at an exercise price equal to $2.44 per share, the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange. Among the December 2006 Options was an option to purchase 1,350,000 shares granted to Mr. Ames, 200,000 of which vested on the date of grant, and the remaining 1,150,000 were initially scheduled to vest on the first anniversary of the date of grant. On February 1, 2007, our compensation committee agreed to revise the vesting of the option for those 1,150,000 shares so that they vest in equal monthly installments on the seventh day of each month, with the final installment vesting on December 7, 2007. The option expires on the fifth anniversary of the date of grant. Other December 2006 Options were options to purchase 100,000 shares granted to each of Christopher d’Arnaud-Taylor (a director and former Chief Executive Officer), Lawrence S. Bellone (a director and then Chief Financial Officer) and Robin Buller (Vice President - Strategic Development). The option granted to Mr. Taylor expires on the tenth anniversary of the date of grant and the options granted to Mr. Bellone and Mr. Buller expire on the fifth anniversary of the date of grant.

The Plan provides that the total number of shares of common stock that may be subject to awards granted thereunder is 4,000,000 shares (plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements). On December 7, 2006, prior to the grant of the December 2006 Options, there were 1,667,930 shares of common stock remaining available for awards under the Plan. Therefore, the number of shares issuable upon exercise of the December 2006 Options exceeded the number then available under the Plan by 747,070 shares, which represents approximately 31% of the shares issuable upon exercise of the December 2006 Options. Accordingly, the compensation committee of the board of directors has determined that each of the December 2006 Options shall be subject, on a pro rata basis, to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award thereunder.

We currently contemplate that we will submit to our stockholders at the 2007 annual meeting of stockholders a proposal to amend the Plan to increase the number of shares available for award thereunder to cover the 747,070 shares issuable upon exercise of the December 2006 Options and an additional 865,000 shares issuable upon exercise of other outstanding options similarly granted in 2007 subject to approval by our stockholders. If the stockholders do not approve that amendment, the December 2006 Options will be void to the extent (and only to the extent) that the number of shares issuable upon the exercise thereof exceeds each grantee’s pro rata allocation of the 747,070 excess shares, and the compensation committee will consider alternative incentives for the grantees.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table provides information regarding the members of our board of directors and our executive officers. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of our company are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among our directors and executive officers.

Name	Age	Position
David R. Ames	58	Chief Executive Officer, President and Director
Gary Flicker	48	Chief Financial Officer, Executive Vice President and Secretary
Lawrence S. Bellone	50	Executive Vice President, Corporate Development and Director
Thomas J. Endres	50	Executive Vice President, Operations
William P. Behrens	68	Director and Non-Executive Chairman of the Board
Gil Boosidan	34	Director
Christopher d’Arnaud-Taylor	61	Director
Richard D. Ditoro	69	Director
Robert L. Franklin	69	Director
Edwin L. Klett	71	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

David R. Ames became our Chief Executive Officer and President on November 9, 2006 and has served as a member of our board of directors since October 1, 2006. Mr. Ames has been an active venture capital investor in alternative energy companies, technologies, processes and services. He is currently a member of the National Ethanol Vehicle Coalition (NEVC), an association dedicated to bringing together political, business, industry and scientific leaders to focus on the alternative energy marketplace. In 2004, Mr. Ames co-founded Alterna Energy to make investments in alternative energy companies. From 1994 through 1999, Mr. Ames served as Chairman, President and Chief Executive Officer of Convergence.com, a provider of high-speed cable modem broadband internet access and other data services over cable systems that was founded by Mr. Ames in 1994 and acquired by C-COR Incorporated in 1999.

Gary Flicker became our Chief Financial Officer, Executive Vice President, and Secretary on January 29, 2007. From May 2002 through January 2007, Mr. Flicker was President and Chief Executive Officer of Flick Financial, a professional CPA/financial services firm founded by Mr. Flicker to assist businesses with their financial and related accounting needs. From March 2004 to November 2006, Flick Financial had been engaged by HealthSouth Corp. to assist in restating its financial statements. From 1997 through 2002, Mr. Flicker was the Executive Vice President and Chief Financial Officer of DVL, Inc., which owns and services commercial mortgage loans and manages real estate properties and partnerships. Mr. Flicker has been an independent member of the board of directors of DVL since 2004 and chairs its audit committee. He is a licensed CPA in New York and Georgia and is a Member of the American Institute of Certified Public Accountants.

Lawrence S. Bellone became our Executive Vice President, Corporate Development on January 29, 2007 and a member of our board of directors on October 5, 2006. Mr. Bellone served as our Chief Financial Officer from April 5, 2005 until his election as Executive Vice President and provided financial consulting services to us from March 2005 until his election as Chief Financial Officer. From October 2003 to February 2005, Mr. Bellone was a managing director with Bentley Associates, a New York-based investment banking boutique/broker-dealer providing mergers and acquisitions, private placement and corporate advisory services primarily to small and midsized companies. From January to September 2003, Mr. Bellone was an independent financial consultant. From 1988 through December 2002, Mr. Bellone was involved in a wide range of projects and activities including lending, leasing, loan syndications, private debt placement, principal investments, derivatives, corporate development and arbitrage while working in the investment banking and capital market areas of Chase Manhattan Bank (later to become JP Morgan Chase). As a Managing Director and senior member of the Structured Capital Group, he was responsible for structuring, originating and executing financing and investment transactions for Fortune 100 companies. Before joining Chase in 1988, he worked in various public and private accounting and finance functions at NY Life Insurance, Price Waterhouse and JP Morgan. While at Price Waterhouse, he qualified as a C.P.A. in New York State.

Thomas J. Endres became our Senior Vice President, Operations on September 7, 2006 and subsequently our Executive Vice President, Operations on March 15, 2007. Before joining us, Mr. Endres served in the United States Army for 26 years, retiring with the rank of Lieutenant Colonel. From August 1997 until August 2006, he served as Director of Operations/Director of Cadet Activities at the United States Military Academy at West Point, from which he graduated in 1980. In this position, he was responsible for managing $2 billion in facilities, a $50 million budget, and 356 employees. From November 1999 through April 2002, Mr. Endres also served as a member of the board of directors of the West Point Federal Credit Union, where he managed over $55 million in funds and was responsible for the credit union’s investment policies, interest rate analysis and overall fund management.

William P. Behrens became our non-executive Chairman of the Board on November 9, 2006 and has served as a member of our board of directors since October 1, 2006. Mr. Behrens serves as the Vice Chairman at Northeast Securities, Inc., where he has built a significant presence in private-client advisory services and institutional brokerage. He joined Northeast Securities with over 30 years of experience from Ernst & Company, most recently as Chairman and CEO of Investec Ernst & Company (a wholly owned subsidiary of Investec Group, Ltd.). Mr. Behrens currently serves as an Official for the American Stock Exchange and also served as a member of the Self-Regulatory Organizations Task Force on Options Reform and on committees for the FISC, American Stock Exchange, NSCC and NASD. He is also a director of Volumetric Fund, Inc.

Gil Boosidan became a member of our board of directors on January 29, 2007. Until February 2007, Mr. Boosidan served as Senior Vice President of IDT Corporation, a New York Stock Exchange listed company, as well as Treasurer of IDT Investments, Inc., a subsidiary of IDT that managed a substantial portion of IDT’s cash and investments. In that role, Mr. Boosidan managed its multi-million fixed income portfolio, and he coordinated IDT’s commercial banking relationships, borrowing, trading and risk management. Mr. Boosidan holds BA in Economics and Accounting from the Tel Aviv University and an MBA from the Recanati Graduate School of Business in Tel Aviv. He passed the CPA examinations in both Israel and the state of New York.

Christopher d’Arnaud-Taylor became a member of our board of directors on February 2, 2005. From February 2, 2005 through August 22, 2006, he served as our Chairman, President and Chief Executive Officer. Before February 2, 2006, he had worked with Old Xethanol since August 2000. He is an international merchant banker and entrepreneur. Mr. d’Arnaud-Taylor has been a Director and President of a private merchant banking firm, London Manhattan Securities, Inc., for more than the past five years. Mr. d’Arnaud-Taylor also presently serves as a director of Xeminex, Inc.

Richard D. Ditoro became a member of our board of directors on September 7, 2006. Mr. Ditoro previously served as a member of our board of directors from July 28, 2005 through August 10, 2006, the date of our 2006 annual meeting of stockholders, at which Mr. Ditoro did not stand for reelection. Mr. Ditoro is currently a principal in the consulting firm Merestone Development. In this capacity, Mr. Ditoro provides due diligence, financial modeling, market research, acquisition candidate profiling and strategic partnering advice and assistance to clients in the life sciences and specialty chemical sectors. Before forming Merestone Development in 1998, Mr. Ditoro held numerous senior management positions, including Vice President of Corporate Development, with Lonza Group, an international chemical conglomerate based in Basle, Switzerland.

Robert L. Franklin became a member of our board of directors on January 29, 2007. Mr. Franklin is a career investment banker who is currently the chairman of the Angel Investor Network in Hilton Head, South Carolina and in Savannah, Georgia. Since 1991, Mr. Franklin has been president of Prospect Ventures, Inc., advising private investors, entrepreneurs and private and public emerging growth companies regarding their capital requirements, business strategy, and the development of their boards of directors. He has served on numerous corporate and not-for-profit boards of directors. In July 2003, Mr. Franklin was appointed by Massachusetts Governor Romney as a member of the Massachusetts Public Education Nominating Council, on which he served until February 2005. In 2003 he was vice chairman, and in 2004 he was chairman of the Council. In November 2004, he joined the Advisory Board of the

Institute for Effective Governance, a Washington, DC service organization for responsible trustees. From 1998 to 2001, he was a member of the Advisory Board of Directors of the Association of the United States Army.

Edwin L. Klett became a member of our board of directors on December 7, 2006. Mr. Klett is currently senior counsel with the law firm of Buchanan Ingersoll & Rooney, in Pittsburgh, Pennsylvania, where he focuses his practice on corporate litigation. He was a partner in the law firm of Klett Rooney Lieber & Schorling from its formation in April 1989 until its merger with Buchanan Ingersoll in July 2006. He has over 40 years of experience in practicing law. A trial attorney with a background in corporate law, banking, securities and business matters, Mr. Klett was selected by the Pennsylvania Supreme Court to a four-year term on the Judicial Conduct Board of Pennsylvania in 2006. Mr. Klett is a fellow of the International Academy of Trial Lawyers, the American College of Trial lawyers, the American Board of Trial Advocates, the American Bar Foundation and the American Law Institute. He is a member of the American Bar Association and previously served as a member of the ABA House of Delegates. Mr. Klett is also a member of the House of Delegates of the Pennsylvania Bar Association and previously served as chairman of the Securities and Class Action Committee of the Civil Litigation Section of the state association. Mr. Klett is also a director of Northeast Securities, Inc.

Determination of Independent Directors

Our board of directors has determined that each of Mr. Behrens, Mr. Boosidan, Mr. Ditoro, Mr. Franklin and Mr. Klett is an “independent” director within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act and Section 121A of the AMEX Company Guide. In evaluating Mr. Behrens’ independence, our board considered that Mr. Behrens is the Vice Chairman of Northeast Securities, Inc., the placement agent for our April 2006 private placement. During 2006, the following persons served on our board of directors and were “independent” within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act and Section 121A of the AMEX Company Guide: Mr. Behrens, Mr. Ditoro, Mr. Klett, Mr. Ames (for part of 2006 before he became an officer), Mr. Louis B. Bernstein (for part of 2006 before he became an officer), Mr. Marc S. Goodman, Richard L. Ritchie.

Advisory Board

We have established an advisory board currently comprised of two members with experience in the ethanol production business or general corporate matters. Our advisory board consults with our board of directors and management to discuss matters relating to our business activities. Our policy is to reimburse members of our advisory board for out-of-pocket expenses incurred in serving on our advisory board.

Members of our advisory board may serve as consultants to us under consulting agreements for which they will receive compensation. In December 2005, we entered into an arrangement with Mr. Mark Austin, a member of our advisory board, under which he agreed to serve as our chief technology strategist on a month-to-month basis in consideration of a monthly consulting fee of $8,000. For the year ended December 31, 2006, we paid Mr. Austin $96,000 under this agreement. During March 2006, we also granted to Mr. Austin warrants to acquire 25,000 shares of common stock at an exercise price of $4.50 per share. In March 2006, we entered into an arrangement with Dr. Foster Aryi Agblevor, a member of our advisory board, under which he agreed to provide research and consulting services for a two-year term. For the year ended December 31, 2006, we paid Dr. Agblevor $6,390 under this agreement. During March 2006, we also granted to Dr. Agblevor warrants to acquire 20,000 shares of common stock at an exercise price of $5.50 per share. To our knowledge, neither of our advisory board members has any conflict of interest between their obligations to us and their obligations to others. Companies with which advisory board members are involved may in the future have commercial relationships with us.

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

Mark Austin is the Managing Director of Chandler Reed LLC, a strategic growth and venture development consulting firm, where he advises clients in the areas of business strategy and planning, technology development, marketing, finance and strategic alliances. He has lectured on strategic planning in China, business development in Africa, and technology in Latin America. Mr. Austin holds patents issued in the United States, Latin America, Europe and Asia, and has won product design awards in the United States and Asia. He is an advisor to the New York Energy & Environmental Funders’ Forum, a program of the Center for Economic and Environmental Partnership, Inc. In December 2005, Mr. Austin entered into a consulting arrangement with us to assist us in the development of our technology portfolio and overall technology strategy.

Audit Committee

Our board of directors has established an audit committee composed of Mr. Boosidan, its chairman, Mr. Franklin, and Mr. Klett. The board has determined that Mr. Boosidan is an “audit committee financial expert” as defined under applicable SEC rules and is “independent” under the listing standards of the American Stock Exchange, on which the shares of our common stock are listed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2006, none of our directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006, except that David R. Ames, our Chief Executive Officer, President and a director, failed to file a Form 4 to report the grant of options upon his election to the board (although he reported the grant of the options in his Form 3); William P. Behrens, the Chairman of our Board of Directors, filed a late Form 3 to report his joining our board of directors, failed to file a Form 4 to report the grant of options upon his election to the board (although he reported the grant of the options in his Form 3) and filed a late Form 4 reporting one transaction; Lawrence S. Bellone, our Executive Vice President, Corporate Development and a director and formerly our Chief Financial Officer, filed a late Form 4 reporting the grant of options; Christopher d’Arnaud-Taylor, our former Chairman, President and Chief Executive Officer, filed one late Form 4 reporting the grant of options and failed to file another Form 4 reporting the grant of options; Richard D. Ditoro, a director, filed a late Form 3 to report his becoming a director, failed to file a Form 3 when he rejoined our board on September 7, 2006 after leaving the board at the annual meeting in August 2006 and filed one late Form 4; Thomas Endres, our Executive Vice President, Operations and formerly our Senior Vice President, Operations, filed a late Form 3 and failed to file a Form 4 to report the grant of options upon his becoming an officer (although he reported the grant of the options in his Form 3); Marc S. Goodman, formerly a director, filed a late Form 4 reporting the grant of options; Edwin L. Klett, a director, filed a late Form 3 to report his joining our board of directors and failed to file a Form 4 to report the grant of options upon his election to the board (although he reported the grant of the options in his Form 3); Mark J. Oppenheimer, formerly a director, failed to file a Form 4 to report the grant of options upon his election to the board (although he reported the grant of the options in his Form 3); and Jeffrey S. Langberg, formerly a director, filed a late Form 3 to report his becoming a director.

Code of Business Conduct and Ethics and Guidelines on Governance Issues

Our board of directors has adopted a code of ethics applicable to all officers, directors and employees, a copy of which is available on our website at www.xethanol.com. We will provide a copy of this code to any person, without charge, upon request, by writing to us at Xethanol Corporation, 1185 Avenue of the Americas, New York, New York 10036, Attention: Chief Financial Officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website at the address specified above.

ITEM 10. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth for the year ended December 31, 2006, all plan compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by all individuals who served as our principal executive officer during 2006 and our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2006. These individuals are our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

David Ames President and Chief Executive Officer (2)	2006	1	-	743,472 (3)	5,000 (4)	748,473

Christopher d’Arnaud-Taylor Former President and Chief Executive Officer (5)	2006	156,000	-	1,514,692 (6)	250,000 (7)	1,920,692

Louis B. Bernstein Former President and Interim Chief Executive Officer (8)	2006	69,531	-	93,103 (9)	-	162,634

Lawrence Bellone Executive Vice President - Corporate Development, Former Chief Financial Officer (10)	2006	180,000	50,000	312,259 (11)	-	542,259

Thomas Endres Executive Vice President, Operations (12)	2006	47,083	-	67,598 (13)	-	114,681

(1)
The amounts in column (e) reflect the dollar amount of awards under our 2005 Incentive Compensation Plan that we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R). For Mr. Bernstein, the amount includes compensation derived from awards granted before 2006 but that vested in 2006 and from awards granted in 2006 and vested in 2006. Assumptions used in the calculations of these amounts are included in Note 12 to our Consolidated Financial Statements for the year ended December 31, 2006 included in this report.

The 2005 Incentive Compensation Plan provides that the total number of shares of common stock that may be subject to awards granted thereunder is 4,000,000 shares (plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements). On December 7, 2006, before any additional options were granted on that date as described in various footnotes to this table (the “December 2006 Options”), there were 1,667,930 shares of common stock remaining available for awards under the Plan. The number of shares issuable upon exercise of the December 2006 Options exceeded the number then available under the Plan by 747,070 shares, which represents approximately 31% of the shares issuable upon exercise of the December 2006 Options. Accordingly, the compensation committee of our board of directors determined that each of the December 2006 Options shall be subject, on a pro rata basis, to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award thereunder. As a result of this determination, shares issuable upon exercise of the December 2006 Options are subject to stockholder approval, as noted below.

(2)	Mr. Ames has served as our President and Chief Executive Officer since November 9, 2006.

(3)
On October 5, 2006, we granted an option to purchase 205,000 shares of our common stock to Mr. Ames at an exercise price of $3.00 per share (the closing price per share of our common stock on the day before the date of grant as reported by the American Stock Exchange) in consideration of his service as a director, and 175,000 shares were vested on the date of grant and the remainder of the option vests in two installments of 15,000 shares each on the six-month and one-year anniversaries of the date of grant. The option expires on the tenth anniversary of the date of grant. On November 9, 2006, upon Mr. Ames becoming our President and Chief Executive Officer, 30,000 shares that were granted as part of the October 5, 2006 grant were forfeited as a result of his resigning as a member of the governance and compensation committees. On December 7, 2006, we granted an option to purchase 1,350,000 shares of our common stock to Mr. Ames at an exercise price of $2.44 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our President and Chief Executive Officer, and 200,000 shares vested on the grant date. The remaining 1,150,000 were initially scheduled to vest on the first anniversary of the date of grant. On February 1, 2007, Xethanol’s compensation committee agreed to revise the vesting of the option for those 1,150,000 shares so that they vest in equal monthly installments on the seventh day of each month, with the final installment vesting on December 7, 2007. 418,000 shares issuable on exercise of the option granted to Mr. Ames are subject to stockholder approval. The option expires on the fifth anniversary of the date of grant. The amount in the table includes (x) $367,369 in compensation expense we incurred in 2006 for Mr. Ames in connection with the October 5, 2006 grant; and (y) $376,104 in compensation expense we incurred in 2006 for Mr. Ames in connection with the December 7, 2006 grant.

(4)
This amount represents a payment made to Mr. Ames for his service as an independent director from October 1, 2006 until his election by the board as President and Chief Executive Officer on November 9, 2006.

(5)
Mr. d’Arnaud-Taylor served as our Chairman, President and Chief Executive Officer from February 2, 2005 until his termination effective August 22, 2006 under a termination agreement. The agreement provides that Mr. d’Arnaud-Taylor will continue to serve as a director of the company for the remainder of his current term. We may be able to deduct only $1,000,000 of the total compensation paid to Mr. d’Arnaud-Taylor for tax purposes based on the deductibility limitation in Section 162(m) of the Internal Revenue Code. For a description of our termination and consulting agreements with Mr. d’Arnaud-Taylor, see the immediately following subsection entitled “Termination and Consulting Agreements with Christopher d’Arnaud-Taylor.”

(6)
On February 28, 2006, we granted an option to purchase 250,000 shares of our common stock to Mr. d’Arnaud-Taylor at an exercise price of $5.56 per share (the average closing price per share of our common stock on the five trading days before the date of grant as reported by the OTC Bulletin Board) in consideration of his service as our President and Chief Executive Officer, and all shares (as adjusted as described below) vested on the first anniversary of the grant date. On June 12, 2006, we granted an option to purchase 450,000 shares of our common stock to Mr. d’Arnaud-Taylor at an exercise price of $8.32 per share (the last sale price per share of our common stock on the date of grant as reported by the OTC Bulletin Board) in consideration of his service as our President and Chief Executive Officer, with all shares to vest upon Mr. d’Arnaud-Taylor entering a new employment agreement. On August 25, 2006, we entered into a termination agreement with Mr. d’Arnaud-Taylor under which we agreed with Mr. d’Arnaud-Taylor that his employment by, and his position as an officer of, the company was terminated effective as of August 22, 2006. The agreement provided that Mr. d’Arnaud-Taylor will continue to serve as a director of the company for the remainder of his current term. The agreement further provided, with respect to the foregoing options, and subject to Mr. d'Arnaud-Taylor’s compliance with the terms of the agreement, that (a) the exercise period was extended until August 22, 2009 with respect to one half of each option; and (b) the remaining one-half of each option was terminated. On December 7, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. d’Arnaud-Taylor at an exercise price of $2.44 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as a director, and all shares vested on the date of grant. The option expires on the tenth anniversary of the date of grant. 31,000 shares issuable on exercise of the option granted to Mr. d’Arnaud-Taylor are subject to stockholder approval. The amount in the table includes (x) $454,313 in compensation expense we incurred in 2006 for Mr. d’Arnaud-Taylor in connection with the February 28, 2006 grant (as adjusted); (y) $890,145 in compensation expense we incurred in 2006 for Mr. d’Arnaud-Taylor in connection with the June 12, 2006 grant (as adjusted); and (z) $170,234 in compensation expense we incurred in 2006 for Mr. d’Arnaud-Taylor in connection with the December 7, 2006 grant.

(7)
This amount represents compensation expense in 2006 to Mr. d’Arnaud-Taylor under the August 24, 2006 termination agreement and the August 25, 2006 consulting agreement (as terminated on December 1, 2006 and replaced), in each case between Mr. d’Arnaud-Taylor and us.

(8)
Mr. Bernstein served: (a) as our Interim Chief Executive Officer from August 21, 2006 until his resignation on November 9, 2006; (b) as our President from September 7, 2006 until his resignation on November 9, 2006; and (c) as a director from June 2, 2005 until his resignation on November 9, 2006.

(9)
On July 28, 2005, we granted an option to purchase 75,000 shares of our common stock to Mr. Bernstein at an exercise price of $4.00 per share (as reported by the OTC Bulletin Board, the high and closing prices per share of our common stock on the date of grant were $4.20 and the low price was $3.51) in consideration of his service as a director, and 50% of the shares vested on the grant date and the remaining 50% vested on the first anniversary of the grant date. The option expires on the fifth anniversary of the date of grant. On September 7, 2006, we granted an option to purchase 45,000 shares of our common stock to Mr. Bernstein at an exercise price of $3.62 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our President and Interim Chief Executive Officer, with 30,000 shares vesting on the date of grant and the remaining 15,000 shares vesting on termination of his service as our Interim Chief Executive Officer and resumption as an independent member of the Board of Directors. The option expires on the fifth anniversary of the date of grant. On November 9, 2006 upon termination of Mr. Bernstein’s service as our President and Interim Chief Executive Officer and his resignation from the our board of directors, 15,000 shares awarded on September 7, 2006 were forfeited. The amount in the table includes (x) $36,100 in compensation expense we incurred in 2006 for Mr. Bernstein in connection with the July 28, 2005 grant; and (y) $57,003 in compensation expense we incurred in 2006 for Mr. Bernstein in connection with the September 7, 2006 grant.

(10)
Mr. Bellone became our Executive Vice President, Corporate Development on January 29, 2007 and a member of our board of directors on October 5, 2006. Mr. Bellone served as our Chief Financial Officer from April 5, 2005 until his election as Executive Vice President and provided financial consulting services to us from March 2005 until his election as Chief Financial Officer.

(11)
On February 28, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. Bellone at an exercise price of $5.56 per share (the average closing price per share of our common stock on the five trading days before the date of grant as reported by the OTC Bulletin Board) in consideration of his service as our Chief Financial Officer, and all shares vested on the one-year anniversary of the date of grant. The option expires on the fifth anniversary of the date of grant. On December 7, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. Bellone at an exercise price of $2.44 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our Chief Financial Officer, and all shares will vest on the first anniversary of the date of grant. 31,000 shares issuable on exercise of the option granted to Mr. Bellone are subject to stockholder approval. The option expires on the fifth anniversary of the date of grant. The amount in the table includes (x) $301,665 in compensation expense we incurred in 2006 for Mr. Bellone in connection with the February 28, 2006 grant; and (y) $10,594 in compensation expense we incurred in 2006 for Mr. Bellone in connection with the December 7, 2006 grant.

(12)	Mr. Endres became our Senior Vice President, Operations on September 7, 2006 and subsequently our Executive Vice President, Operations on March 15, 2007.

(13)
On September 7, 2006 we granted an option to purchase 30,000 shares of our common stock to Mr. Endres at an exercise price of $3.62 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our Senior Vice President, Operations, and all shares vested on December 31, 2006. On December 7, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. Endres at an exercise price of $2.44 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his continued service as our Senior Vice President, Operations, and all shares will vest on the first anniversary of the date of grant. 31,000 shares issuable on exercise of this option granted to Mr. Endres are subject to stockholder approval. Both options expire on the fifth anniversary of the dates of grant. The amount in the table includes (x) $57,003 in compensation expense we incurred in 2006 for Mr. Endres in connection with the September 7, 2006 grant; and (y) $10,594 in compensation expense we incurred in 2006 for Mr. Endres in connection with the December 7, 2006 grant.

Employment Agreement with Thomas Endres

In September 2006, we entered into an employment agreement with Thomas Endres, our Executive Vice President, Operations. Mr. Endres’ agreement provides for an annual base salary of $150,000 and has a term of eighteen months commencing on September 7, 2006 and ending on March 6, 2008. The employment agreement further provides for our grant to Mr. Endres of an option to purchase 30,000 shares of our common stock at an exercise price of $3.62 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange).

The employment agreement provides for various payments to Mr. Endres upon cessation of employment, depending on the circumstances. If Mr. Endres is terminated for “cause” or Mr. Endres resigns other than for “good reason,” he will receive any earned but unpaid salary through the date of termination. “Cause” means: (a) willful engagement in conduct which is materially injurious to us; (b) willful fraud or material dishonesty in performing duties; (c) deliberate or intentional failure to substantially perform duties that results in material harm to us; (d) the conviction for, or plea of nolo contendere to a charge of, commission of a felony; or (e) the continuous and habitual failure to substantially perform duties under the employment agreement. “Good reason” means: (a) a breach by us relating to compensation and benefits; (b) a material breach by us of any of the terms of the employment agreement; or (c) the relocation of Mr. Endres’ principal place of business at our request beyond 50 miles from its current location. In situations involving the continuous and habitual failure to substantially perform duties and termination based on “good reason,” the employment agreement requires prior written notice of termination and provides an opportunity to cure within twenty days of such notice. If Mr. Endres dies or becomes disabled during his term of employment, is terminated without “cause,” or resigns for “good reason,” he will receive then current base salary for the remainder of his term under the agreement, immediate vesting of all stock options or stock-based compensation, and continuation of his company benefits (e.g., health, life, disability insurance) for the remainder of his term under the agreement.

Termination and Consulting Agreements with Christopher d’Arnaud-Taylor

Termination Agreement. On August 25, 2006, we entered into a termination agreement with Christopher d’Arnaud-Taylor, our former Chairman, President and Chief Executive Officer, under which his employment by us and his position as an officer of our company was terminated effective as of August 22, 2006 (the “Termination Date”). The agreement provides that Mr. d’Arnaud-Taylor will continue to serve as a member of our board of directors for the remainder of his current term. Under the termination agreement, we continued to pay Mr. d’Arnaud-Taylor his salary and maintain his employment benefits in effect immediately before the Termination Date through September 30, 2006, and we paid Mr. d’Arnaud-Taylor $100,000 in severance on the three-month anniversary of the Termination Date. The agreement provides that, subject to Mr. d’Arnaud-Taylor’s compliance with the terms of the agreement, the exercise periods of the options to purchase 250,000 shares of common stock at an exercise price of $5.56 per share and 450,000 shares of common stock at an exercise price of $8.32 per share that were granted to Mr. d’Arnaud-Taylor on February 28, 2006 and June 12, 2006, respectively, are extended until the third anniversary of the Termination Date with respect to one half of each option. The options are otherwise terminated. The agreement also provides that we will reimburse Mr. d’Arnaud-Taylor for any reasonable and appropriately documented business expenses he may have incurred before the Termination Date in the performance of his duties as an employee and that Mr. d’Arnaud-Taylor will be entitled to continue his coverage under our group medical and dental plans to the extent provided in and subject to the terms and conditions of our standard policy.

Under the termination agreement, Mr. d’Arnaud-Taylor agreed to provide the advisory and consulting services as we may reasonably request during the three months after the Termination Date to permit the order transfer of his duties to other personnel and not to solicit our employees during the period ending on the first anniversary of the Termination Date. The agreement also provides for mutual releases from all claims arising before the date of the agreement, other than claims based on the released party’s willful acts, gross negligence or dishonesty and, with respect to Mr. d’Arnaud-Taylor’s release of us, claims vested before the date of the agreement for benefits under our employee benefit plans and claims for indemnification for acts as an officer of our company.

Initial Consulting Agreement. On August 25, 2006, we also entered into a consulting agreement with Mr. d’Arnaud-Taylor under which Mr. d’Arnaud-Taylor agreed to provide the consulting and advisory services as we may reasonably request from time to time. During the term of the agreement, we agreed to pay Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in arrears) and reimburse him for any reasonable and appropriately documented business expenses he may incur in the performance of his duties under the agreement. The agreement provided that

Mr. d’Arnaud-Taylor was not required to dedicate more than eight days in any calendar month to the performance of services under the agreement and that if he did provide services for more than eight days in any calendar month, we would pay him an additional $2,000 for each additional day or part of a day.

The consulting agreement had a term of one year, subject to earlier termination by us if Mr. d’Arnaud-Taylor failed to perform his duties under the agreement. Upon the termination of the agreement, we would have had no obligation to Mr. d’Arnaud-Taylor other than payment obligations accrued before the termination date, which would have been paid within 15 days of the termination date. The agreement included covenants by Mr. d’Arnaud-Taylor regarding confidentiality, competition and solicitation of our customers, suppliers and employees. This agreement was terminated effective December 1, 2006.

New Consulting Agreement. On December 1, 2006, we entered into a consulting agreement with Mr. d’Arnaud-Taylor under which Mr. d’Arnaud-Taylor agreed to provide strategic advice to our Chief Executive Officer. During the term of the agreement, we will pay Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in advance) and reimburse him for any reasonable and appropriately documented business expenses he may incur in the performance of his duties under the agreement. The term of the agreement expires on November 25, 2007, subject to earlier termination by either party at any time upon written notice to the other. If Mr. d’Arnaud-Taylor terminates the agreement before the scheduled termination, we are obligated to pay him all amounts due as of the date of the termination. If we terminate the agreement before the scheduled termination, we are obligated to pay Mr. d’Arnaud-Taylor all amounts due as of the date of the termination plus a lump sum termination fee equal to the lesser of (a) the monthly consulting payable for the remainder of the scheduled term and (b) $90,000. The agreement includes covenants by Mr. d’Arnaud-Taylor regarding confidentiality.

Outstanding Equity Awards for Named Executive Officers at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options at December 31, 2006 for each of our executive officers listed in the Summary Compensation Table above. Unless otherwise noted in the footnotes, options are fully vested. The 2005 Incentive Compensation Plan provides that the total number of shares of common stock that may be subject to awards granted thereunder is 4,000,000 shares (plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements). On December 7, 2006, before any additional options were granted on that date (the “December 2006 Options”), there were 1,667,930 shares of common stock remaining available for awards under the Plan. The number of shares issuable upon exercise of the December 2006 Options exceeded the number then available under the Plan by 747,070 shares, which represents approximately 31% of the shares issuable upon exercise of the December 2006 Options. Accordingly, the compensation committee of our board of directors determined that each of the December 2006 Options shall be subject, on a pro rata basis, to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award thereunder. As a result of this determination, shares issuable upon exercise of the December 2006 Options are subject to stockholder approval, as noted below. The December 2006 Options included in this table have either an option expiration date of December 7, 2011 or December 7, 2016.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)

David R. Ames	175,000	(1)			3.00	(3)	October 5, 2016
	200,000	(2)	1,150,000	(2)	2.44	(3)	December 7, 2011

Christopher d’Arnaud-Taylor	125,000	(4)	-		5.56	(5)	August 22, 2009
	225,000	(4)	-		8.32	(6)	August 22, 2009
	100,000	(7)	-		2.44	(3)	December 7, 2016

Louis B. Bernstein	75,000	(8)	-		4.00	(9)	July 28, 2010
	30,000	(10)	-		3.62	(3)	September 7, 2011

Lawrence Bellone	100,000		-		3.75		April 5, 2008
	-		100,000	(11)	5.56	(5)	February 28, 2011
	-		100,000	(11)	2.44	(3)	December 7, 2011

Thomas Endres	30,000	(12)	-		3.62		September 7, 2011
	-		100,000	(12)	2.44		December 7, 2011

(1)
On October 5, 2006, we granted an option to purchase 205,000 shares of our common stock to Mr. Ames in consideration of his service as a director, and 175,000 shares were vested on the date of grant and the remainder of the option vests in two installments of 15,000 shares each on the six-month and one-year anniversaries of the date of grant. On November 9, 2006, upon Mr. Ames becoming our President and Chief Executive Officer, 30,000 shares that were granted as part of the October 5, 2006 grant were forfeited as a result of his resigning as a member of the governance and compensation committees.

(2)
On December 7, 2006, we granted an option to purchase 1,350,000 shares of our common stock to Mr. Ames in consideration of his service as our President and Chief Executive Officer, and 200,000 shares vested on the grant date. The 1,150,000 unvested options were initially scheduled to vest on the first anniversary of the date of grant. On February 1, 2007, Xethanol’s compensation committee agreed to revise the vesting of the option for those 1,150,000 shares so that they vest in equal monthly installments on the seventh day of each month, with the final installment vesting on December 7, 2007. 418,500 shares issuable on exercise of the option granted to Mr. Ames are subject to stockholder approval.

(3)	Based on the closing price per share of our common stock on the day before the date of grant as reported by the American Stock Exchange.

(4)
On February 28, 2006, we granted an option to purchase 250,000 shares of our common stock to Mr. d’Arnaud-Taylor in consideration of his service as our President and Chief Executive Officer, and all shares vested on the first anniversary of the grant date. On June 12, 2006, we granted an option to purchase 450,000 shares of our common stock to Mr. d’Arnaud-Taylor in consideration of his service as our President and Chief Executive Officer, with all shares to vest upon Mr. d’Arnaud-Taylor entering a new employment agreement. On August 25, 2006, we entered into a termination agreement with Mr. d’Arnaud-Taylor under which we agreed with Mr. d’Arnaud-Taylor that his employment by, and his position as an officer of, the company was terminated effective as of August 22, 2006. The agreement provided, with respect to the foregoing options, and subject to Mr. d'Arnaud-Taylor’s compliance with the terms of the agreement, that (a) the exercise period was extended until August 22, 2009 with respect to one half of each option; and (b) the remaining one-half of each option was terminated.

(5)	The average closing price per share of our common stock on the five trading days before the date of grant as reported by the OTC Bulletin Board.

(6)	The last sale price per share of our common stock on the date of grant as reported by the OTC Bulletin Board.

(7)
On December 7, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. d’Arnaud-Taylor in consideration of his service as a director, and all shares vested on the date of grant. 31,000 shares issuable on exercise of the option granted to Mr. d’Arnaud-Taylor are subject to stockholder approval.

(8)
On July 28, 2005, we granted an option to purchase 75,000 shares of our common stock to Mr. Bernstein in consideration of his service as a director, and 50% of the shares vested on the grant date and the remaining 50% vested on the first anniversary of the grant date.

(9)	As reported by the OTC Bulletin Board, the high and closing prices per share of our common stock on the date of grant were $4.20 and the low price was $3.51.

(10)
On September 7, 2006, we granted an option to purchase 45,000 shares of our common stock to Mr. Bernstein in consideration of his service as our President and Interim Chief Executive Officer, with 30,000 shares vesting on the date of grant and the remaining 15,000 shares vesting on termination of his service as our Interim Chief Executive Officer and resumption as an independent member of the Board of Directors. On November 9, 2006 upon termination of Mr. Bernstein’s service as our Interim Chief Executive Officer and his resignation from the our board of directors, 15,000 shares awarded on September 7, 2006 were forfeited.

(11)
In consideration of his service as our Chief Financial Officer, on February 28, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. Bellone and on December 7, 2006, we granted an option to purchase 100,000 shares of our common stock. These options vest on February 28, 2007 and December 7, 2007 respectively.

(12)
In consideration of his service as our Senior Vice President, Operations, on September 7, 2006, we granted to Mr. Endres an option to purchase 30,000 shares of our common stock that vested on December 31, 2006. On December 7, 2006, we granted Mr. Endres an option to purchase 100,000 shares of our common stock that vests on December 7, 2007.

Compensation of Directors

The following table sets forth a summary of the compensation we paid in 2006 to our directors. The table includes any person who served during 2006 as a director (other than named executive officers), even if he is no longer serving as a director. For information about the compensation we paid to Mr. Ames, Mr. d’Arnaud-Taylor and Mr. Bernstein for serving as directors, see the notes to the Summary Compensation Table above. Mr. Bellone has not received any compensation related to serving as a director.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)

William P. Behrens (2)	5,000	388,361	(3)	-		393,361

Richard D. Ditoro (4)	5,000	366,301	(3)	-		371,301

Edwin L. Klett (5)	-	303,584	(3)	-		303,584

Marc Goodman (6)	-	131,106	(3)	-		131,106

Mark Oppenheimer (7)	-	367,369	(3)	-		367,369

Jeffrey Langberg (8)	-	-		672,288	(9)	672,288

Richard Ritchie (10)	-	200,142	(3)			200,142

Franz A. Skryanz (11)	-	2,649	(3)	60,000	(12)	62,649

(1)
The amounts in column (c) reflect the dollar amount of awards under our 2005 Incentive Compensation Plan that we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R). For Mr. Ditoro, Mr. Goodman and Mr. Ritchie, amounts include compensation derived from awards granted before 2006 but that vested in 2006. Assumptions used in the calculation of this amount are included in Note 12 to our audited consolidated financial statements for the year ended December 31, 2006 included in this report.

The 2005 Incentive Compensation Plan provides that the total number of shares of common stock that may be subject to awards granted thereunder is 4,000,000 shares (plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements). On December 7, 2006, before any additional options were granted on that date (the “December 2006 Options”), there were 1,667,930 shares of common stock remaining available for awards under the Plan. The number of shares issuable upon exercise of the December 2006 Options exceeded the number then available under the Plan by 747,070 shares, which represents approximately 31% of the shares issuable upon exercise of the December 2006 Options. Accordingly, the compensation committee of our board of directors determined that each of the December 2006 Options shall be subject, on a pro rata basis, to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award thereunder. As a result of this determination, shares issuable upon exercise of the December 2006 Options are subject to stockholder approval, as noted below.

(2)	Mr. Behrens, who is currently serving as a director, was elected to the board on October 1, 2006.

(3)
The following table below summarizes the outstanding stock options held on December 31, 2006 by any person who served during 2006 as a director (other than named executive officers), even if he is no longer serving as a director.

Name	Grant Date		Number of Options Granted	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (a)		Option Expiration Date

William P. Behrens (b)	Oct. 5, 2006		215,000	175,000	40,000	3.00		Oct. 5, 2016

Richard D. Ditoro (c)	July 28, 2005		80,000	80,000	-	4.00	(d)	July 28, 2010
	Sept. 7, 2006		55,000	55,000	-	3.62		Sept. 7, 2011
	Oct. 5, 2006		5,000	5,000	-	3.00		Oct. 5, 2011
	Dec. 7, 2006		125,000	125,000		2.44		Dec. 7, 2016

Edwin L. Klett	Dec. 7, 2006	(e)	40,000	-	40,000	2.44		Dec. 7, 2016
	Dec. 7, 2006	(f)	175,000	175,000	-	2.44		Dec. 7, 2016

Marc Goodman (g)	July 28, 2005		75,000	75,000	-	4.00	(d)	July 28, 2010
	Sept. 7, 2006		50,000	50,000	-	3.62		Sept. 7, 2011

Mark Oppenheimer (h)	Oct. 5, 2006		230,000	175,000	-	3.00		Oct. 5, 2016

Richard Ritchie (i)	July 28, 2005		100,000	100,000	-	4.00	(d)	July 28, 2010
	Sept. 7, 2006		80,000	80,000	-	3.62		Sept. 7, 2011

Franz A. Skryanz (j)	Dec. 7, 2006		25,000	-	25,000	2.44		Dec. 7, 2011

(a)	Except as noted otherwise, the exercise price of each option in this column is equal to the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange.

(b)
We granted an option to purchase 215,000 shares of our common stock to Mr. Behrens in consideration of his service as a director, and 175,000 of the shares vested on the date of grant and the remainder of the option vests in two installments of 20,000 shares each on the six-month and one-year anniversaries of the date of grant. The amount in the table includes $388,361 in compensation expense we incurred in 2006 for Mr. Behrens in connection with this grant.

(c)
We granted options to purchase shares of our common stock to Mr. Ditoro in consideration of his service as a director. The amount in the table includes (i) $38,506 in compensation expense we incurred in 2006 for Mr. Ditoro in connection with the July 28, 2005 grant; (ii) $104,506 in compensation expense we incurred in 2006 for Mr. Ditoro in connection with the September 7, 2006 grant; (iii) $10,496 in compensation expense we incurred in 2006 for Mr. Ditoro in connection with the October 5, 2006 grant; and (iv) $212,793 in compensation expense we incurred in 2006 for Mr. Ditoro in connection with the December 7, 2006 grant. 38,750 shares issuable on exercise of the December 7, 2006 option granted to Mr. Ditoro are subject to stockholder approval.

(d)	As reported by the OTC Bulletin Board, the high and closing prices per share of our common stock on the date of grant were $4.20 and the low price was $3.51.

(e)
We granted an option to Mr. Klett in consideration of his service as a director, and the option vests in two installments of 20,000 shares each on the six-month and one-year anniversaries of the date of grant. 12,400 shares issuable on exercise of the option granted to Mr. Klett are subject to stockholder approval. The amount in the table includes $5,674 in compensation expense we incurred in 2006 for Mr. Klett in connection with this grant.

(f)
We granted an option to shares of our common stock to Mr. Klett in consideration of his service as a director, and all shares vest on the date of grant. 54,250 shares issuable on exercise of the option granted to Mr. Klett are subject to stockholder approval. The amount in the table includes $297,910 in compensation expense we incurred in 2006 for Mr. Klett in connection with this grant.

(g)
We granted options to purchase shares of our common stock to Mr. Goodman in consideration of his service as a director. The amount in the table includes (i) $36,100 in compensation expense we incurred in 2006 for Mr. Goodman in connection with the July 28, 2005 grant; and (ii) $95,006 in compensation expense we incurred in 2006 for Mr. Goodman in connection with the September 7, 2006 grant.

(h)
We granted an option to purchase 230,000 shares of our common stock to Mr. Oppenheimer in consideration of his service as a director, and 175,000 of the shares vested on the date of grant and the remainder of the option vests in two installments of 27,500 shares each on the six-month and one-year anniversaries of the date of grant. Upon Mr. Oppenheimer’s resignation from the Board on November 9, 2006, 55,000 shares awarded on October 5, 2006 were forfeited. The amount in the table includes $367,369 in compensation expense we incurred in 2006 for Mr. Oppenheimer in connection with this grant.

(i)
We granted options to purchase shares of our common stock to Mr. Ritchie in consideration of his service as a director. The amount in the table includes (i) $48,133 in compensation expense we incurred in 2006 for Mr. Ritchie in connection with the July 28, 2005 grant; and (ii) $152,009 in compensation expense we incurred in 2006 for Mr. Ritchie in connection with the September 7, 2006 grant.

(j)
No options were granted to Mr. Skryanz for his service as a director. The amount in this table includes $2,649 in compensation expense we incurred in 2006 for Mr. Skryanz in connection with the December 7, 2006 grant.

(4)	Mr. Ditoro, who is currently serving as a director, served as a director from July 28, 2005 through August 10, 2006 and again became a director on September 7, 2006.

(5)	Mr. Klett, who is currently serving as a director, was elected a director on December 7, 2006.

(6)	Mr. Goodman was elected to the Board of Directors on July 28, 2005 and served as a director from August 10, 2005 through September 28, 2006.

(7)	Mr. Oppenheimer served as a director from October 1, 2006 through November 9, 2006.

(8)	Mr. Langberg served as a director from February 28, 2005 through June 12, 2006. We granted no options to Mr. Langberg in 2006, and no options were outstanding at December 31, 2006.

(9)
During 2006, we paid Mr. Langberg a $400,000 performance bonus, 2005 consulting fees of $4,353, 2006 consulting fees of $135,000 and termination fees of $45,000. We also paid $27,496 in health insurance and benefits on his behalf. On December 20, 2006, we agreed to issue to him a fully vested five-year warrant to purchase 125,000 shares of our common stock at an exercise price of $8.32, and, in connection with that warrant, we recognized a $60,439 compensation expense in 2006. (On an accrual basis, our audited financial statements reflect an additional $190,000 in termination fees payable as of December 31, 2006, less $4,353 of 2005 consulting fees.) Mr. Langberg received no compensation as a member of the board of directors. For more information about our payments to Mr. Langberg, please see “Certain Relationships and Related Transactions.”

(10)	Mr. Ritchie served as a director from July 28, 2005 through September 28, 2006.

(11)	Mr. Skryanz served as a director from February 2, 2005 through October 5, 2006.

(12)	The amount represents wages paid to Mr. Skryanz as our Treasurer during 2006.

We compensate non-employee members of the board through a mixture of cash and equity-based compensation. Commencing October 1, 2006, we adopted a policy of paying each independent, non-employee director a quarterly retainer of $5,000 for his services as a director.

On the date each independent, non-employee director is elected to the board of directors for his or her first time, our current policy is to grant to the director an option to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. Directors also receive stock option grants for serving on the audit, nominating and governance, compensation and science committees. The number of shares underlying each annual option grant is: 25,000 shares for chairing the compensation, nominating and governance or science committees; 50,000 shares for chairing the audit committee; 15,000 shares for being a member of the nominating and governance, compensation or science committees; and 25,000 shares for being a member of the audit committee. Annual grants to re-elected directors are at the discretion of the board. Directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as our employees.

Directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of March 22, 2007:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired on exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the option holders. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Except as otherwise provided below, the address of each of the persons listed below is c/o Xethanol Corporation, 1185 Avenue of the Americas, 20th Floor, New York, New York 10036.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)

David R. Ames	854,177	(3)	2.9%
Gary Flicker	-		*
Lawrence S. Bellone	1,029,180	(4)	3.5%
Thomas J. Endres	33,300		*
William P. Behrens	308,891	(5)	1.1%
Gil Boosidan	103,891	(6)	*
Christopher d’Arnaud-Taylor	1,420,139	(7)	4.9%
Richard D. Ditoro	273,828	(8)	*
Robert L. Franklin	75,000	(9)	*
Edwin L. Klett	175,000	(10)	*
Directors and executive officers as a group	4,273,406	(11)	13.6%

*	Less than 1% of outstanding shares.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 1, 2007, by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based upon 28,609,103 shares of common stock outstanding on March 22, 2007.

(3)	Includes 854,167 shares of common stock issuable to Mr. Ames on the exercise of warrants and stock options.

(4)	Includes 537,325 shares of common stock issuable to Mr. Bellone on the exercise of warrants and stock options.

(5)
Includes 195,000 shares of common stock issuable to Mr. Behrens on the exercise of stock options, 41,668 shares of common stock issuable on exercise of warrants held by Mr. Behrens and 50,000 shares of common stock issuable on exercise of warrants held by Northeast Securities, Inc. Mr. Behrens is Vice Chairman of Northeast Securities and disclaims beneficial ownership of the portion of the shares held by Northeast Securities in which he has no pecuniary interest.

(6)
Includes 75,000 shares of common stock issuable upon the exercise of stock options, 22,223 shares of common stock and 6,668 shares of common stock issuable on exercise of warrants held by GBAF Capital, LLC, an entity controlled by Mr. Boosidan. Mr. Boosidan disclaims beneficial ownership of the portion of the shares held by GBAF Capital, LLC in which he has no pecuniary interest.

(7)
Includes 450,000 shares of common stock issuable to Mr. d’Arnaud-Taylor on the exercise of stock options; 632,450 shares of common stock held by Mr. d’Arnaud-Taylor’s spouse; 318,088 shares of common stock held by London Manhattan Securities, Inc., an entity controlled by Mr. d’Arnaud-Taylor; and 12,539 shares of common stock held by London Manhattan Limited, Inc., an entity controlled by Mr. d’Arnaud-Taylor.

(8)	Includes 265,000 shares of common stock issuable to Mr. Ditoro on the exercise of stock options.

(9)	These shares of common stock are issuable to Mr. Franklin on the exercise of stock options.

(10)	These shares of common stock are issuable to Mr. Klett on the exercise of stock options.

(11)	Includes 2,754,828 shares of common stock issuable on the exercise of warrants and stock options.

Equity Compensation Plan Information

At the time of the reverse merger described in Item 1, neither we nor Old Xethanol had any outstanding stock options. On February 2, 2005, following the completion of the reverse merger, our board of directors adopted the Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”), which our stockholders subsequently approved, and which was amended on August 10, 2006 after we received stockholder approval of the amendments on that date. The Plan is the only equity compensation plan approved by our stockholders. The terms of the Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.

On December 7, 2006, our board of directors granted to certain of our officers, directors, employees and consultants options (the “December 2006 Options”) under the Plan to purchase 2,415,000 shares of our common stock at an exercise price equal to $2.44 per share, the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange. The Plan provides that the total number of shares of common stock that may be subject to awards granted under the Plan is 4,000,000 shares (plus the number of shares with respect to which awards previously granted under the Plan are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements). On December 7, 2006, before the grant of the December 2006 Options, there were 1,667,930 shares of common stock remaining available for awards under the Plan. Therefore, the number of shares issuable upon exercise of the December 2006 Options exceeded the number then available under the Plan by 747,070 shares, which represents approximately 31% of the shares issuable upon exercise of the December 2006 Options. Accordingly, the compensation committee of our board of directors has determined that each of the December 2006 Options is subject, on a pro rata basis, to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award under the plan.

We currently contemplate that we will submit to our stockholders at the 2007 annual meeting of stockholders a proposal to amend the Plan to increase the number of shares available for award under the Plan to cover the 747,070 shares issuable upon exercise of the December 2006 Options and an additional 865,000 shares issuable upon exercise of other outstanding options similarly granted subject to approval by our stockholders. If the stockholders do not approve that amendment, the December 2006 Options will be void to the extent (and only to the extent) that the number of shares issuable upon the exercise of those options exceeds the holder’s pro rata allocation of the 747,070 excess shares, and the compensation committee will consider alternative incentives for those holders.

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,682,930	$3.68	0

Equity compensation plans not approved by security holders (1)	1,463,411	$3.71	0

Total	5,146,341	$3.69	0

(Footnotes are on following page.)

(1) We have issued warrants to purchase shares of our common stock in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. These warrants are described below:

(a) On December 20, 2006, we agreed with Mr. Jeffrey S. Langberg, a former director, to cancel the warrants we granted to him on June 12, 2006, and to issue to him a fully vested five-year warrant to purchase 125,000 shares of our common stock at an exercise price of $8.32. For more information about those warrants, please see Item 12, Certain Relationships and Related Transactions - Consulting Agreements with Jeffrey S. Langberg.

(b) On June 29, 2006, we issued to an entity a fully vested warrant to purchase 25,000 shares of our common stock at an exercise price of $5.25. The warrant expires on November 6, 2010. We issued this warrant for investor relations services.

(c) On May 30, 2006, we entered into an organizational agreement with Coastal Energy Development, Inc., under which, among other things, we issued to Coastal Energy a warrant to purchase 200,000 shares of our common stock at a purchase price of $6.85 per share that is first exercisable on May 30, 2007 and is exercisable until May 30, 2010. We issued this warrant in connection with the formation of CoastalXethanol LCC.

(d) On April 13, 2006, we issued to an entity a fully vested three-year warrant to purchase 17,778 shares of our common stock at an exercise price of $4.50. We issued this warrant for private placement advisory services.

(e) On March 31, 2006, we granted to three members of our advisory board warrants to purchase a total of 95,000 shares of our common stock. The warrants have a three-year term, are fully vested and have a weighted average exercise price of $4.71 per share. On February 1, 2005, we granted to two members of our advisory board warrants to purchase an aggregate of 35,312 shares of our common stock. The warrants have a three-year term, are fully vested and have an average exercise price of $3.75 per share.

(f) On December 1, 2005, we issued to an entity a fully vested three-year warrant to purchase 25,000 shares of our common stock at an exercise price of $4.00. We issued this warrant for private placement advisory services.

(g) On September 1, 2005, we issued to a member of our advisory board a warrant to purchase 20,000 shares of our common stock at an exercise price of $5.25. We issued this warrant for business development services.

(h) On February 23, 2004, we issued to an entity a fully vested warrant to purchase 111,455 shares of our common stock at an exercise price of $2.00. We issued this warrant for financial consulting services.

(i) On September 23, 2004, we issued to an entity a fully vested warrant to purchase 17,656 shares of our common stock at an exercise price of $3.25. We issued this warrant for financial consulting services.

(j) On October 26, 2004, we issued to an individual a fully vested warrant to purchase 44,140 shares of our common stock at an exercise price of $3.25. We issued this warrant for financial consulting services.

(k) On December 7, 2006, the board of directors of Xethanol granted to certain of its officers, directors, employees and consultants options (the “December 2006 Options”) under Xethanol’s 2005 Incentive Compensation Plan (the “Plan”), to purchase an aggregate of 2,415,000 shares of Xethanol’s common stock at an exercise price equal to $2.44 per share, the closing price per share of Xethanol’s common stock on the date of grant as reported by the American Stock Exchange. This grant included options to purchase 747,070 shares of common stock subject to approval by our stockholders as explained above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Acquisition of Permeate Refining

In September 2001, Old Xethanol issued 1,000,000 shares of common stock to Robert and Carol Lehman, of Permeate Refining, Inc. as a “good faith” payment, under a non-binding letter of intent, in contemplation of the acquisition of Permeate. In July 2003, Old Xethanol completed the transaction and acquired Permeate. Old Xethanol, through its wholly owned subsidiary, Xethanol One, LLC, also acquired the real estate and some of the production facilities associated with Permeate’s operations from the Lehmans for a total price of $1,250,000, payable as follows: (a) a down payment of $125,000, which we made on July 9, 2003, and (b) a promissory note for the balance of $1,125,000, which bore interest at the simple interest rate of 9% per year with monthly payments due on the first day of each month commencing August 1, 2003 until June 1, 2006, the maturity date. Our obligations under the promissory note were secured by a mortgage on the Permeate real estate granted to Master’s Trust (an entity formed by the Lehmans).

Under an October 18, 2005 memorandum of agreement among the Lehmans, Master’s Trust and us, we entered into a mutual general release on January 23, 2006. Under release, we issued to the Lehmans a new $243,395 promissory note in exchange for the $1,125,000 promissory note and we issued 135,000 shares of our common stock to Master’s Trust in exchange for the full release and satisfaction of the mortgage on the Permeate real estate.

We repaid the new note in full on August 1, 2006, its maturity date. Interest was due monthly on the outstanding principal amount of the new note at a rate equal to 0.5% above the prime rate. We made monthly payments equal to $3,128 allocated between interest and principal based on the then-current prime rate.

Consulting Agreements with Jeffrey S. Langberg

In February 2005, we entered into a consulting services agreement with Jeffrey S. Langberg, then one of our directors, under which Mr. Langberg agreed to provide general business advisory services. Under this agreement, we agreed to pay Mr. Langberg a monthly consulting fee of $15,000 per month and a sign-on bonus of $225,000. Under the consulting agreement, Mr. Langberg was also eligible to receive performances bonuses at the discretion of the board of directors as well as equity-based awards under the 2005 Plan. Mr. Langberg agreed to waive any compensation otherwise payable to him while he was a director of our company. During 2005, Mr. Langberg earned $180,000 in consulting fees and $275,000 in bonuses. Including $194,147 he earned in 2004 that we paid him in 2005, we paid Mr. Langberg a total of $649,147 in 2005, and we provided him with health insurance coverage at a cost of $14,014 to us. (We also paid rent paid to an entity controlled by Mr. Langberg as described below under “Office Space.”) Mr. Langberg did not receive any compensation otherwise payable to him as a director in 2005.

On June 12, 2006, Mr. Langberg resigned from our board of directors. On that date, we issued to Mr. Langberg warrants to purchases 250,000 shares of common stock at an exercise price of $8.32 per share that were originally scheduled to vest upon the date on which NewEnglandXethanol, LLC has approved and commenced its initial project. For these purposes, the project was to be deemed to have been approved and commenced when (a) the project has been approved, (b) financing for construction of the project has been obtained and closed and (c) our chief executive officer has notified our board of directors or our compensation committee that conditions (a) and (b) have been met. Due to the contingent nature of these warrants, we did not reflect an expense for them in our financial statements. In September 2006, we entered into an agreement with Mr. Langberg that terminated our consulting agreement with him. Mr. Langberg continued to provide consulting services directly to our board of directors under the terms of the terminated agreement until December 20, 2006, when we entered into another agreement with Mr. Langberg that terminated the September 2006 agreement. In the December 20, 2006 agreement with Mr. Langberg, we agreed as follows:

•	to pay Mr. Langberg $15,000 on December 20, 2006 and $100,000 on January 2, 2007;

•
to pay him six monthly payments of $15,000 each, beginning on December 25, 2006 and continuing on the 25th day of each month thereafter through May 25, 2007 (in addition to payments in that amount previously made on September 25, 2006 and October 25, 2006), although we are longer using Mr. Langberg’s services as a consultant;

•	to cancel the warrants we granted to him on June 12, 2006, and to issue to him a fully vested five-year warrant to purchase 125,000 shares of our common stock at an exercise price of $8.32;

•	to continue paying or reimbursing him for health insurance through May 25, 2007; and

•	to amend the sublease arrangement with a company controlled by Mr. Langberg to reflect the terms described in “Office Space” below.

During 2006, we paid Mr. Langberg a $400,000 performance bonus, consulting fees of $139,353 (including $4,353 in consulting fees he earned in 2005) and termination fees of $45,000. We also paid $27,496 in health insurance and benefits on his behalf. In connection with the warrant we agreed to issue to Mr. Langberg on December 20, 2006, we recognized a $60,439 compensation expense for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R). (On an accrual basis, our audited financial statements reflect a $400,000 performance bonus, $135,000 in consulting fees, $235,000 in termination fees, a $60,439 compensation expense for the warrant, and $27,496 in health insurance and benefits.) Mr. Langberg received no compensation as a member of the board of directors in 2006. (We also paid rent paid to an entity controlled by Mr. Langberg as described below under “Office Space.”)

Office Space

In October 2004, Old Xethanol began sharing office space in New York City with other affiliated companies under a sublease with Xethanol Management Services, LLC, a single member limited liability company controlled by Jeffrey S. Langberg. Under this arrangement as amended pursuant to the December 20, 2006 agreement with Mr. Langberg described above, we are currently paying approximately $17,000 per month, plus reimbursements of other costs, in sublease payments on a month-to-month basis. Total payments under the sublease were $132,043 for the year ended December 31, 2006 and $99,806 for the year ended December 31, 2005.

Agreements with Northeast Securities, Inc.

William P. Behrens, a director, is the Vice Chairman of Northeast Securities, Inc., a multi-line financial services firm serving both institutional and individual clients. Under a placement agent agreement dated as of February 22, 2006 between Northeast and us, Northeast acted as our placement agent in connection with the private offering of our common stock and warrants to purchase common stock consummated on April 13, 2006. In consideration of Northeast’s services, on April 13, 2006 we paid Northeast $1,928,397 in cash and issued to Northeast and its designees warrants to purchase 606,938 shares of our common stock at an exercise price $4.50 per share, exercisable at any time until April 12, 2009. We issued warrants to purchase 35,000 shares of common stock to Mr. Behrens as a designee of Northeast. The warrants may be exercised on a “cashless” basis at any time and are otherwise exercisable on the same terms and conditions as, and are entitled to registration rights on the same terms as, the warrants issued to the investors in the April 2006 private placement. (Mr. Behrens also acquired in the private offering 22,223 shares of common stock, 4,445 Series A warrants and 2,223 Series B warrants on the same terms as the other investors in the private offering.)

On October 1, 2006, we entered into an advisory agreement with Northeast under which Northeast is, on a non-exclusive basis, assisting us in various corporate matters including advice relating to general capital raising, mergers and acquisition matters, recommendations relating to business operations and strategic planning. In consideration of these services, Xethanol agreed to pay Northeast an advisory fee of $10,000 per month during the term of the agreement and to reimburse Northeast for all necessary and reasonable out-of-pocket costs and expenses it incurs in the performance of its obligations under the agreement. The term of the agreement is one year, subject to earlier termination by us in the event of a material breach by Northeast of any of its obligations under the agreement. The agreement provides that if, within twelve months after the termination of the agreement, Xethanol either (a) consummates a financing transaction with any investor that Northeast introduced to us before the termination or (b) enters into a definitive agreement to consummate a financing transaction with any such investor and the financing transaction is consummated within six months thereafter, then we are obligated to pay Northeast a cash fee in line with industry standard rates. In the agreement we also agreed to indemnify Northeast against any losses, claims, damages and liabilities it may incur as a result of its engagement as an advisor under the agreement, other than losses, claims, damages and liabilities resulting solely from Northeast’s gross negligence or willful misconduct.

Reverse Merger

Xethanol Corporation is the successor to a corporation of the same name that was organized under the laws of Delaware on January 24, 2000. In this report, we refer to that predecessor corporation as “Old Xethanol.” In 2005, Old Xethanol structured a series of transactions to gain access to the capital markets. In connection with these transactions, which we collectively refer to as the reverse merger, Zen Pottery Equipment, Inc., a Colorado publicly traded corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen

Acquisition”). Thereafter, under an agreement of merger and plan of reorganization dated as of February 2, 2005 among Zen, Zen Acquisition and Old Xethanol, Zen Acquisition merged with and into Old Xethanol, which then became a wholly owned subsidiary of Zen. Following an exchange of shares between the stockholders of Old Xethanol and Zen, Old Xethanol changed its name to Xethanol BioEnergy, Inc. Zen then discontinued its previous business activities, reincorporated as a Delaware corporation, changed its name to Xethanol Corporation, and succeeded to the business of Old Xethanol as its sole line of business.

Under the merger agreement, stockholders of Old Xethanol received in the merger approximately .88 of a share of our common stock for each share of Old Xethanol common stock they held. As a result, at closing we issued 9,706,781 shares of our common stock to the former stockholders of Old Xethanol, representing 74.0% of our outstanding common stock following the merger, in exchange for 100% of the outstanding capital stock of Old Xethanol. The consideration issued in the merger was determined as a result of arm’s-length negotiations between the parties. There were 1,874,303 shares of our common stock outstanding before giving effect to the stock issuances in the merger and the concurrent private offering of 1,190,116 shares of our common stock at a purchase price of $3.25 per share.

In November 2004, before the merger, Zen Zachariah Pool III, Zen’s Chief Executive Officer and President and a member of its board of directors, and Walter C. Nathan, Zen’s Chief Financial Officer and a member of its board of directors, sold options to purchase a total of 700,000 shares of Zen’s common stock owned by them at an exercise price of $0.20 per share as follows: (a) 250,000 options to a company controlled by the brother of Christopher d’Arnaud-Taylor, a director, officer and significant shareholder of Old Xethanol and currently one of our directors and our former Chairman, President and Chief Executive Officer; (b) 250,000 options to the mother-in-law of Jeffrey S. Langberg, a significant shareholder of Old Xethanol and our former director; and (c) 200,000 options to another significant shareholder of Old Xethanol. Each purchaser paid $10.00 for that purchaser’s options. Exercise of the options was conditional upon the closing of the private offering and reverse merger, and the options were exercisable at any time within 200 days after the closing of the reverse merger. On February 2, 2005, each of the company controlled by the brother of Mr. d’Arnaud-Taylor and the mother-in-law of Mr. Langberg entered into and consummated an agreement with a stockholder of Zen to purchase 100,000 shares of Zen’s common stock at a purchase price of $0.40 per share. Also in connection with the merger, each of Mr. d’Arnaud-Taylor and Mr. Langberg agreed to contribute or cause to be contributed 250,000 shares of our common stock to us for cancellation. We reflected those contributions to capital in connection with the reverse merger in the consolidated statements of changes in stockholder’s equity in the audited consolidated financial statements included in this report. Under our agreement with Mr. d’Arnaud-Taylor and Mr. Langberg, they each caused to be delivered share certificates for 250,000 shares to our transfer agent for cancellation. The shares were tendered by London Manhattan Securities Inc., a company controlled by Mr. d’Arnaud-Taylor, and by Mrs. Jeffrey S. Langberg.

Determination of Independent Directors

Our board of directors has determined that each of Mr. Behrens, Mr. Boosidan, Mr. Ditoro, Mr. Franklin and Mr. Klett is an “independent” director within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act and Section 121A of the AMEX Company Guide. In evaluating Mr. Behrens’ independence, our board considered that Mr. Behrens is the Vice Chairman of Northeast Securities, Inc., the placement agent for our April 2006 private placement. During 2006, the following persons served on our board of directors and were “independent” within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act and Section 121A of the AMEX Company Guide: Mr. Behrens, Mr. Ditoro, Mr. Klett, Mr. Ames (for part of 2006 before he became an officer), Mr. Louis B. Bernstein (for part of 2006 before he became an officer), Mr. Marc S. Goodman, Richard L. Ritchie.

ITEM 13. EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Xethanol Corporation. [Incorporated by reference to Exhibit 2 in our Definitive Information Statement on Schedule 14C filed with the SEC on March 9, 2005.]

3.2	By-Laws of Xethanol Corporation. [Incorporated by reference to Exhibit 3 in our Definitive Information Statement on Schedule 14C filed with the SEC on March 9, 2005.]

4.1	Form of Senior Secured Royalty Income Notes issued by XethanolBioFuels, LLC. [Incorporated by reference to Exhibit 4.1 in our current report on Form 8-K dated February 2, 2005.]

4.2	Specimen Common Stock Certificate. [Incorporated by reference to Exhibit 4.3 in our annual report on Form 10-KSB for the year ended December 31, 2005.]

4.3
Form of Series A Warrant issued by Xethanol Corporation to the Investors and to Goldman Sachs & Co. [Incorporated by reference to Exhibit 4.3 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

4.4
Form of Series B Warrant issued by Xethanol Corporation to the Investors and to Goldman Sachs & Co. [Incorporated by reference to Exhibit 4.4 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

Miscellaneous Corporate Agreements

10.1
Agreement of Merger and Plan of Reorganization dated February 2, 2005 by and among Zen Pottery Equipment, Inc., Zen Acquisition Corp. and Xethanol Corporation. [Incorporated by reference to Exhibit 2.1 in our current report on Form 8-K dated February 2, 2005.]

10.2
Form of Agreement and Plan of Merger by and between Zen Pottery Equipment, Inc. and Xethanol Corporation. [Incorporated by reference to Exhibit 1 in our Definitive Information Statement on Schedule 14C filed with the SEC on March 9, 2005.]

10.3
Form of Security Agreement by and among Xethanol BioFuels, LLC and Lucas Energy Total Return Offshore, Ltd. and Lucas Energy Total Return Partners, LLC. [Incorporated by reference to Exhibit 4.1 in our current report on Form 8-K dated February 2, 2005.]

10.4
Ethanol Marketing Agreement dated May 20, 2005 by and between Xethanol BioFuels, LLC and Aventine Renewable Energy, Inc. [Incorporated by reference to Exhibit 10.41 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.5
Amendment dated July 2006 to Ethanol Marketing Agreement dated May 20, 2005 by and between Xethanol BioFuels, LLC and Aventine Renewable Energy, Inc. [Incorporated by reference to Exhibit 10.44 in our Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on November 28, 2006.]

Agreements with or Related to Related Parties

10.6
Employment Agreement, dated February 2, 2005, between Christopher d'Arnaud-Taylor and Xethanol Corporation. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 2, 2005.]

10.7	Employment Agreement, dated February 2, 2005, between Frank A Skryanz and Xethanol Corporation. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 2, 2005.]

Exhibit No.	Description of Exhibit

10.8
Xethanol Corporation 2005 Incentive Compensation Plan, as amended on August 10, 2006, including Form of Non-Qualified Stock Option Agreement. [Incorporated by reference to Exhibit 10.8 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.9
Termination Agreement dated August 25, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor. [Incorporated by reference to Exhibit 10.9 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.10
Consulting Agreement dated August 25, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor (terminated on December 1, 2006). [Incorporated by reference to Exhibit 10.10 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.11
Employment Agreement dated September 7, 2006 by and between Xethanol Corporation and Thomas J. Endres. [Incorporated by reference to Exhibit 10.11 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.12
Indemnification Agreement dated October 1, 2006 by and between Xethanol Corporation and William P. Behrens. [Incorporated by reference to Exhibit 10.45 in Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on November 28, 2006.] (The identical form of Indemnification Agreement was subsequently executed by Xethanol Corporation and each of the following directors: Lawrence S. Bellone, David R. Ames, Edwin L. Klett, Gill Boosidan and Robert L. Franklin.)

10.13
Consulting Agreement dated December 1, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor. [Incorporated by reference to Exhibit 10.13 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

Financing Documents

10.14	Form of Private Placement Subscription Agreement. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 2, 2005.]

10.15
Common Stock Purchase Agreement dated October 18, 2005 by and between the Fusion Capital Fund II, LLC and Xethanol Corporation. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 18, 2005.]

10.16
Registration Rights Agreement dated October 18, 2005 by and between the Fusion Capital Fund II, LLC and Xethanol Corporation. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated October 18, 2005.]

10.17	Form of Warrant. [Incorporated by reference to Exhibit 4.2 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333- 129191) filed with the SEC on December 6, 2005.]

10.18	Purchase Agreement dated April 3, 2006 by and among Xethanol Corporation and the Investors. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated April 3, 2006.]

10.19	Registration Rights Agreement dated April 3, 2006 by and among Xethanol Corporation and the Investors. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated April 3, 2006.]

10.20	Purchase Agreement dated April 3, 2006 by and among Xethanol Corporation and Goldman Sachs & Co. [Incorporated by reference to Exhibit 1.6 in our current report on Form 8-K dated April 3, 2006.]

Exhibit No.	Description of Exhibit

10.21
Fund Warrant dated April 21, 2006 issued to Lucas Energy Total Return Master Fund, Ltd. by Xethanol Corporation. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated April 7, 2006.]

10.22
Partners Warrant dated April 21, 2006 issued to Lucas Energy Total Return Partners, Ltd. by Xethanol Corporation. [Incorporated by reference to Exhibit 3.2 in our current report on Form 8-K dated April 7, 2006.]

Documents Related to Joint Ventures

10.23
Organizational Agreement dated May 30, 2006 by and among Xethanol Corporation, Coastal Energy Development, Inc. and CoastalXethanol LLC. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated May 30, 2006.]

10.24
Operating Agreement dated May 30, 2006 by and among Xethanol Corporation, Coastal Energy Development, Inc. and CoastalXethanol LLC. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated May 30, 2006.]

10.25	Form of Warrant dated May 30, 2006 issued to Coastal Energy Development, Inc. by Xethanol Corporation. [Incorporated by reference to Exhibit 3.2 in our current report on Form 8-K dated April 7, 2006.]

10.26
Organizational Agreement dated June 23, 2006 by and among Xethanol Corporation, Global Energy and Management, LLC and NewEnglandXethanol, LLC. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated June 23, 2006.]

10.27
Operating Agreement dated June 23, 2006 by and among Xethanol Corporation, Global Energy and Management, LLC and NewEnglandXethanol, LLC. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated June 23, 2006.]

10.28	Warrant dated June 23, 2006 issued to Global Energy and Management LLC by Xethanol Corporation. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated June 23, 2006.]

Agreements Related to Acquisitions of Facilities

10.29
Purchase and Sale Agreement dated August 4, 2006 by and among Augusta BioFuels, LLC, an indirect subsidiary of Xethanol Corporation, Pfizer Inc., G.D. Searle LLC and CoastalXethanol LLC. [Incorporated by reference to Exhibit 10.29 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.30
Asset Purchase Agreement dated August 7, 2006 by and among Xethanol Corporation, Carolina Fiberboard Corporation LLC and Victor Kramer. [Incorporated by reference to Exhibit 10.30 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.31
Amended and Restated Asset Purchase Agreement dated November 7, 2006 by and among Xethanol Corporation, Carolina Fiberboard Corporation, LLC and Victor Kramer. [Incorporated by reference to Exhibit 10.47 in our Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on November 28, 2006.]

10.32
Escrow Agreement dated November 7, 2006 by and between Xethanol Corporation and Carolina Fiberboard Corporation. [Incorporated by reference to Exhibit 10.32 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

Exhibit No.	Description of Exhibit

Technology-Related Agreements
(for Agreements Related to H2Diesel, see below)

10.33
Strategic Alliance Agreement dated April 1, 2004 by and between UTEK Corporation and Xethanol Corporation. [Incorporated by reference to Exhibit 10.31 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.34
Letter Agreement dated March 17, 2005 by and between UTEK Corporation and Xethanol Corporation. [Incorporated by reference to Exhibit 10.32 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.35
Letter Agreement dated April 12, 2006 by and between UTEK Corporation and Xethanol Corporation. [Incorporated by reference to Exhibit 10.33 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.36
Agreement and Plan of Acquisition dated June 13, 2006 by and among Advanced Biomass Gasification Technologies, Inc., UTEK Corporation and Xethanol Corporation. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated June 12, 2006.]

10.37
License Agreement dated June 24, 2005 by and between Virginia Tech Intellectual Properties, Inc. and Advanced Bioethanol Technologies, Inc., a wholly owned subsidiary of UTEK Corporation. [Incorporated by reference to Exhibit 10.34 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.38
Research Agreement dated December 6, 2005 between Virginia Polytechnic Institute and State University and Xethanol. [Incorporated by reference to Exhibit 10.35 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.39
Exclusive License Agreement dated September 28, 2004 between PARTEQ Research and Development Innovations and Ethanol Extraction Technologies, Inc. [Incorporated by reference to Exhibit 10.36 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.40
Exclusive Patent License by and between Midwest Research Institute, Management and Operating Contractor for the National Renewable Energy Laboratory and Superior Separation Technologies, Inc. [Incorporated by reference to Exhibit 10.37 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.41
Cooperative Research and Development Agreement dated May 1, 2006 by and between Midwest Research Institute, Management and Operating Contractor for the National Renewable Energy Laboratory and Superior Separation Technologies, Inc. [Incorporated by reference to Exhibit 10.38 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.42
Non-Exclusive License Agreement dated June 30, 2005 by and between Wisconsin Alumni Research Foundation and Xylose Technologies, Inc. [Incorporated by reference to Exhibit 10.39 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.43
Marketing and License Agreement dated October 19, 2005 by and between Xethanol Corporation and DDS Technologies USA, Inc. [Incorporated by reference to Exhibit 10.42 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.44
Cooperative Research and Development Agreement dated November 30, 2005 between USDA, Forest Service Forest Products Laboratory and Xylose Technologies, Inc. [Incorporated by reference to Exhibit 10.40 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

Exhibit No.	Description of Exhibit

10.45
Base Research Agreement dated May 24, 2006 by and between the University of North Dakota Energy and Environmental Research Center and Advanced Biomass Gasification Technologies, Inc. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated June 12, 2006.]

10.46
Exclusive Patent and Know-How Final License Agreement dated May 24, 2006 by and between the Energy and Environmental Research Center Foundation and Advanced Biomass Gasification Technologies, Inc. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated June 12, 2006.]

Agreements Related to H2Diesel

10.47	Management Agreement dated April 14, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 1.3 in our current report on Form 8-K dated April 14, 2006.]

10.48	Sublicense Agreement dated April 14, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 1.4 in our current report on Form 8-K dated April 14, 2006.]

10.49
Investment Agreement dated April 14, 2006 by and among Xethanol Corporation and H2Diesel, Inc., and the Investors. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated April 14, 2006.]

10.50
Registration Rights Agreement dated April 14, 2006 by and among Xethanol Corporation and the Investors. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated April 14, 2006.].

10.51
Registration Rights Agreement dated April 14, 2006 by and among Xethanol Corporation, Crestview Capital Master, LLC and TOIBB Investment, LLC. [Incorporated by reference to Exhibit 10.43 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.52
First Amendment to Investment Agreement dated June 15, 2006 by and among Xethanol Corporation, H2Diesel, Inc., and the Investors. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 12, 2006.]

10.53
Amended and Restated Sublicense Agreement dated June 15, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated June 12, 2006.]

10.54
Technology Access Agreement dated June 15, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated June 12, 2006.]

21.1
Subsidiaries of Xethanol Corporation. [Incorporated by reference to Exhibit 21.1 in our Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

24.1	Power of Attorney (contained on the signature page hereof).

31	Certifications of David R. Ames and Gary Flicker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of David R. Ames and Gary Flicker pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees accrued for audit and other services provided by Imowitz Koenig & Co., LLP, our independent registered public accounting firm, for the years ended December 31, 2006 and 2005.

Year	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees (3)	All Other Fees	Total Fees

2006	$338,246	$81,690	$64,175	-	$484,111

2005	$77,000	$47,505	$38,796	-	$163,301

 (1) “Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) “Audit Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During 2006, these services included accounting research related to our Registration Statements on Form SB-2 and our current reports on Form 8-K that we filed with the SEC.

(3) “Tax Fees” consist of fees associated with tax compliance, including tax return preparation.

Pre-Approval Policies and Procedures

Applicable SEC rules require the audit committee of our board of directors to pre-approve audit and non-audit services provided by Imowitz Koenig, our independent registered public accounting firm. On November 28, 2005, our audit committee began pre-approving all services by Imowitz Koenig and has pre-approved all new services since that time. The audit committee does not delegate its responsibilities under the Exchange Act to our management. The audit committee has determined that the rendering of the services other than audit services by Imowitz Koenig is compatible with maintaining Imowitz Koenig’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETHANOL CORPORATION

Date: March 30, 2007	By:	/s/ David R. Ames
David R. Ames
Chief Executive Officer and President (principal executive officer)

Date: March 30, 2007	By:	/s/ Gary Flicker
Gary Flicker
Chief Financial Officer (principal financial officer)

Date: March 30, 2007	By:	/s/ Lawrence S. Bellone
Lawrence S. Bellone
Executive Vice President, Corporate Development (principal accounting officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints each of David R. Ames and Gary Flicker, either of them signing individually, as his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, to sign in any and all capacities any and all amendments to this annual report on Form 10-KSB and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Ames	Director, Chief Executive Officer and President	March 30, 2007
David R. Ames

/s/ Gary Flicker	Chief Financial Officer	March 30, 2007
Gary Flicker

/s/ Lawrence S. Bellone	Director Executive Vice President, Corporate Development (principal accounting officer)	March 30, 2007
Lawrence S. Bellone

/s/ William P. Behrens	Chairman of the Board of Directors	March 30, 2007
William P. Behrens

/s/ Gil Boosidan	Director	March 30, 2007
Gil Boosidan

/s/ Christopher d’Arnaud-Taylor	Director	March 30, 2007
Christopher d’Arnaud-Taylor

/s/ Richard D. Ditoro	Director	March 30, 2007
Richard D. Ditoro

/s/ Robert L. Franklin	Director	March 30, 2007
Robert L. Franklin

/s/ Edwin L. Klett	Director	March 30, 2007
Edwin L. Klett