Form 10-Q
period 2007-03-31
XETHANOL CORP
filed 2007-05-15
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission File No. 000-50154

XETHANOL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1169517
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1185 Avenue of the Americas, 20th Floor New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

(646) 723-4000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒No

The number of outstanding shares of the registrant’s common stock on May 3, 2007 was 28,609,103.

Part I - Financial Information
Item 1. Financial Statements

Xethanol Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,827	$24,183
Receivables	494	582
Inventories	290	291
Other current assets	804	846
Total current assets	22,415	25,902

Property and equipment, net	5,573	5,683
Property held for development	16,025	15,466
Investment in and advances to H2Diesel Holdings, Inc.	1,337	1,963
Research and license agreements, net of amortization
of $204 and $136 in 2007 and 2006, respectively	827	895
Other assets	1,525	1,537
TOTAL ASSETS	$47,702	$51,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,505	$1,229
Accounts payable - related parties	62	318
Total current liabilities	1,567	1,547

Note payable	306	310
Minority interest	116	116
Capitalized lease obligation	21	22
Total liabilities	2,010	1,995

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 28,609,103 and 28,497,648 shares issued and
outstanding in 2007 and 2006, respectively	28	28
Additional paid-in-capital	86,756	84,974
Accumulated deficit	(41,092)	(35,551)
Total stockholders' equity	45,692	49,451
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,702	$51,446

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales	$2,423	$2,489
Cost of sales, including depreciation of $113
for 2007 and 2006	2,884	2,578
Gross loss	(461)	(89)

Operating expenses:
General and administrative expenses	2,733	1,314
Equity compensation	1,559	625
Depreciation and amortization	82	41
Research and development	207	11
Total operating expenses	4,581	1,991

Loss from operations before other income (expense)	(5,042)	(2,080)

Other income (expense):
Interest income	140	9
Interest expense	(14)	(170)
Loss on equity of H2Diesel Holdings, Inc.	(626)	-
Other income	1	7
Total other income (expense)	(499)	(154)

Net loss	$(5,541)	$(2,234)

Basic and diluted net loss per share	$(0.19)	$(0.15)

Weighted average number of
shares outstanding	28,543	15,320

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands)

	Common Stock		Additional
	Shares	Amount	Paid-in-Capital	Accumulated Deficit	Total
Balance at December 31, 2006	28,498	$28	$84,974	$(35,551)	$49,451
Shares issued for exercise of warrants	111	-	223	-	223
Options granted under 2005 Incentive
Compensation Plan	-	-	1,306	-	1,306
Warrants issued for services	-	-	253	-	253
Net loss	-	-	-	(5,541)	(5,541)
Balance at March 31, 2007	28,609	$28	$86,756	$(41,092)	$45,692

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(5,541)	$(2,234)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	195	153
Issuance of common stock, stock options
and warrants for services rendered	1,559	625
Loss on equity of H2Diesel Holdings, Inc.	626	-
Changes in operating assets and liabilities:
Receivables	88	121
Inventories	1	(7)
Other assets	54	(51)
Accounts payable and accrued expenses	276	717
Accounts payable-related parties	(256)	-
Net cash used in operating activities	(2,998)	(676)

Cash flows from investing activities
Purchase of property and equipment	(17)	(38)
Purchase of property held for development	(559)	-
Cash used in investing activities	(576)	(38)

Cash flows from financing activities
Cash received for common stock	223	4,234
Payment of note payable	(4)	(3)
Payment of capitalized lease obligation	(1)	(2)
Net cash provided by financing activities	218	4,229

Net (decrease) increase in cash and cash equivalents	(3,356)	3,516
Cash and cash equivalents - beginning of period	24,183	802
Cash and cash equivalents - end of period	$20,827	$4,318

Supplemental Disclosures
Interest paid	$14	$5
Income taxes paid	75	13

Non-cash activity
Issuance of common stock in partial exchange for
mortgage payable	$-	$432
Issuance of new mortgage payable in partial exchange
for mortgage payable	-	243
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	-	450

See Notes to Consolidated Financial Statements

Xethanol Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a renewable energy company producing ethanol and its co-products. The Company owns an ethanol plant in Iowa that is currently producing ethanol at a rate of approximately 6.0 million gallons per year. The Company’s goal is to develop or acquire methods of converting waste biomass raw materials into ethanol.

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission on March 30, 2007 and any amendment to that report.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2006 is derived from audited financial statements. Certain amounts from 2006 have been reclassified to conform to the 2007 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares issued for services or in connection with acquisitions, the valuation of fixed assets and intangibles and their estimated useful lives, the valuation of investments, contingencies and litigation. The Company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market funds, highly liquid debt instruments of the U.S. government and its agencies and high grade bonds of U.S. corporations. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options, warrants and conversion of the senior secured notes are excluded from the calculation of net loss per share because their effect would be antidilutive.

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive. The antidilutive securities are as follows (in thousands):

	Balance at March 31,
	2007	2006
Employee stock options	5,295	1,030
Series A Warrants	2,124	-
Series B Warrants	759	-
Other Warrants	2,203	1,516
Convertible senior secured notes	-	1,650
	10,381	4,196

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it did not have a significant impact on the determination or reporting of its financial results.

NOTE 2. INVENTORIES

Raw materials are carried at average cost. Work in process is based on the amount of average product costs currently in the production pipeline. Finished goods are carried at the lower of cost using the average cost method or market.

Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$66	$81
Work in process	126	94
Finished goods	98	116
	$290	$291

NOTE 3. INCENTIVE COMPENSATION PLAN

The Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the Plan, the total number of shares of common stock that may be subject to the granting of awards is 4,000,000 shares, plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. Persons eligible to receive awards under the Plan are the officers, directors and employees of and consultants to the Company and its subsidiaries. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan: (a) to increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (b) to eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year. On February 1, 2007, subject to shareholder ratification at the Company’s next annual meeting, the Company’s board of directors unanimously approved an increase in the total number of shares of common stock that were subject to the granting of awards under the 2005 Plan to an amount not less than 5,612,070 shares of common stock.

During the three months ended March 31, 2007, options to purchase 865,000 shares of common stock were awarded to directors and an executive officer. The directors’ options vest up to one year from the date of grant and are exercisable over a ten-year period at an exercise price of $2.79 per share. The executive officer’s options vest over a three-year period and are exercisable over a ten-year period at an exercise price of $2.79 per share. The $1.7 million fair value of these options was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over their respective vesting periods. The Company recorded $1.3 million in compensation expense for outstanding stock options for the three months ended March 31, 2007. As of March 31, 2007, 317,070 shares of common stock and stock options to purchase 5,295,000 shares of common stock have been granted under the Plan.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Exercise price	$2.79	$5.56
Risk-free interest rate	4.83%	4.61%
Expected life of options	10.00	5.00
Expected dividend yield	0%	0%
Expected volatility	55.0%	55.0%

NOTE 4. WARRANTS

The Company issued no warrants during the three months ended March 31, 2007. The Company recorded compensation expense for outstanding warrants of $252,855 for the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company received total cash proceeds of approximately $223,000, through the exercise of warrants to purchase 111,455 shares at an exercise price of $2.00 per share, from an executive vice president of the Company. At March 31, 2007, the Company had total outstanding warrants to purchase 5,086,321 shares of common stock outstanding with a weighted average exercise price of $5.12.

On April 13, 2006, in connection with a private placement of securities closed on that date, the Company issued three-year warrants to purchase up to 1,339,605 shares of common stock at an exercise price of $4.50 per share (“Series A warrants”); and three-year warrants to purchase up to 669,846 shares of common stock at an exercise price of $6.85 per share (“Series B warrants”). The Series A warrants may be exercised to purchase shares of common stock at an initial exercise price of $4.50 per share at any time through and including April 12, 2009. The Series B warrants may be exercised to purchase shares of common stock at an initial exercise price of $6.85 per share and may be exercised at any time through and including April 12, 2009. The warrants are identical in all respects other than the per share exercise price. The exercise price of the warrants is subject to adjustment on specified capital adjustments or similar transactions, such as a stock split or merger. The warrants provide that the holders may not exercise their warrants to the extent that the exercise would result in the holder and its affiliates beneficially owning more than 9.99% of the Company’s common stock then outstanding, after taking into account the shares of common stock issuable on the exercise. If the holder later disposes of some of its shares of common stock, the holder may then exercise its warrants, subject to the same limitation.

Holders are now entitled to exercise their warrants on a “cashless” basis because the Company’s registration statement covering the shares issuable on exercise of the warrants did not become effective by April 13, 2007. If the holder elects the cashless exercise option, it will receive a lesser number of shares, and the Company will not receive any cash proceeds from that exercise. The lesser number of shares that the holder will receive is determined by a formula that takes into account the average of the closing price of the Company’s common stock on the five trading days immediately before the warrant exercise. That average closing price is multiplied by the full number of shares for which the warrant is then being exercised. That product is reduced by the total exercise price the holder would have paid for those shares if it had not elected a cashless exercise. The number of shares actually issued under the cashless exercise option is equal to the balance amount divided by the closing price referred to above.

NOTE 5. INVESTMENT IN H2DIESEL HOLDINGS, INC.

The Company considers its investment in H2Diesel Holdings, Inc. as a variable interest in a Variable Interest Entity (“VIE”). Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in H2Diesel utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has recorded an estimated loss on equity of $626,000 on its investment in H2Diesel for the three months ended March 31, 2007. The 5,850,000 shares of H2Diesel common stock that the Company held as of March 31, 2007 represent 34.2% of the then outstanding H2Diesel common stock. H2Diesel is currently a development stage company that has not yet generated any revenues. See the summary financial information of H2Diesel on the following page.

According to its SEC filings, H2Diesel is obligated to pay $9.1 million in additional payments to the owner of the technology it has licensed and in turn has sublicensed to the Company, including $600,000 on July 31, 2007; $1.5 million on October 31, 2007; and $1.0 million on March 20, 2008. To make these payments, H2Diesel must raise additional capital. H2Diesel’s most recent annual report on Form 10-KSB notes that these matters raise substantial doubt about H2Diesel’s ability to continue as a going concern. According to H2Diesel’s current report on Form 8-K dated May 9, 2007, however, H2Diesel closed a private offering of securities on May 9, 2007 in which the gross offering proceeds were $2,795,000, before the payment of a 10% sales commission from those proceeds. If H2Diesel fails to make the license payments as required, the Company could lose its sublicense of the technology.

Summarized financial information of H2Diesel as of March 31, 2007 is estimated as follows (in thousands):

Three Months Ended March 31, 2007
Statement of Operations:
Research and development expenses	$103
General and administrative expenses	1,102
Net loss from operations	(1,205)
Interest expense	(194)
Gain on fair value adjustment	446
Net loss	$(953)

March 31, 2007
Balance Sheet:
Cash	$534
Prepaid expenses	101
Total current assets	635
License agreement	8,061
Total assets	$8,696

Liability under registration rights agreement	$1,128
Accounts payable and accrued expenses	317
Loan payable-Xethanol Corp.	50
License agreement payable, current portion	2,409
Total current liabilities	3,904
License agreement payable	4,039
Total liabilities	7,943

Common stock	17
Additional paid-in capital	8,655
Accumulated deficit during development stage	(7,919)
Total stockholders’ equity	753
Total liabilities and stockholders’ equity	$8,696

NOTE 6. LEGAL PROCEEDINGS

The Company is a party to several lawsuits as described below. Adverse results in these lawsuits could have a material adverse effect on its business, results of operations and financial condition. In connection with the Roll lawsuit, the Company accrued $200,000 at December 31, 2005 to cover the deductible amount it is required to pay under its director and officer insurance policy. Similarly, in connection with the class action and derivative lawsuits described below, the Company accrued $200,000 at December 31, 2006 to cover the deductible amount it is required to pay under its director and officer insurance policy for those claims. The Company reduces these accruals as it pays the legal fees associated with the lawsuits.

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against Xethanol Corporation in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleged that the plaintiffs are beneficial owners of 300,000 shares of common stock of a corporation of the same name that was organized under the laws of Delaware on January 24, 2000 (“Old Xethanol”). In connection with the February 2, 2005 reverse merger, Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen Acquisition”). The complaint further alleged that the Rolls were entitled to have issued in their names the number of shares of the Company’s common stock to which they are entitled under the February 2, 2005 merger agreement among Old Xethanol, Zen and Zen Acquisition. The complaint sought a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion and breach of fiduciary duty. The complaint also sought punitive damages against the Company. The Company filed a notice of removal on August 29, 2005, and the case was removed to the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On May 2, 2007, the court entered an order finding the Company liable to the Rolls on their claim for conversion and breach of fiduciary duty. The parties entered into a settlement agreement on May 10, 2007 in which the Company agreed to pay $1.0 million to the plaintiffs. The Company incurred legal fees of approximately $380,000 in defending the case. The Company’s directors and officers liability insurance carrier will pay $1.0 million towards the cost of settlement and the cost of defense of the action.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of its current and former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, the Company’s Executive Vice President, Corporate Development and principal accounting officer and the Company’s former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and the Company’s former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but the Company is unable at present to estimate the amount of that loss.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and the Company’s Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. The plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but the Company is unable at present to estimate the amount of that loss.

On March 5, 2007, the Company, along with CoastalXethanol, LLC (“CX”), initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that CED has failed to repay to CX loans in the principal amount of $630,000, plus interest, and that CED has failed to properly account for certain funds of Xethanol and CX. In the complaint, Xethanol and CX seek damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation. On April 3, 2007, CED filed an answer and counterclaim, asserting various claims (breach of contract, fraud in the inducement, negligent misrepresentation, tortious interference, alter ego and identical instrumentality liability and conversion) relating to the relationship between Xethanol and CED. CED seeks unspecified compensatory and punitive damages. Discovery has commenced. The Company believes that the possibility of a material loss is remote.

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on the Company’s business, results of operations and financial condition.

NOTE 7. SUBSEQUENT EVENTS

On April 24, 2007, the Company entered into an office space lease for 6,354 square feet in Atlanta, Georgia. The lease has a 42-month term, including six months of free rent, and is anticipated to commence on June 1, 2007. The base rent will be approximately $14,000 per month.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and other SEC filings. The words “believe,” “anticipate,” “expect,” “project,” “provide guidance” and similar expressions identify forward-looking statements. Readers should not place undue reliance on these forward- looking statements, which speak only as of the date the statement was made.

Overview

Currently, our only source of revenue is from our sales of ethanol and related products at our corn based Xethanol BioFuels plant in Blairstown, Iowa. We had cash and cash equivalents of approximately $20.8 million as of March 31, 2007 and $19.9 million as of May 1, 2007. For the three months ended March 31, 2007, we used a total of approximately $576,000 in cash in connection with investing activities. We anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We plan to build a new 35 million gallon production facility at our existing Blairstown location. We expect the total cost of our Blairstown project to be approximately $97 million based upon currently revised estimates. We also plan to construct a pilot plant at our Spring Hope site using wood chips as the primary feedstock. If we are successful improving the technology on a pilot basis, we will seek to ultimately increase the rate of production at the facility to 35 million gallons per year. We are currently developing an initial and long-term investment budget for this project. In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We are also evaluating project possibilities for our site in Augusta, Georgia. We plan to use a portion of our current cash to fund these projects and to provide seed equity for new projects while we analyze financing options. We will also use cash on hand as well as cash provided by operations to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development. We will need substantial additional capital to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Loss. We incurred a net loss of $5.5 million for the three months ended March 31, 2007 versus a net loss of $2.2 million for the prior year quarter. Included in the net loss for the three months ended March 31, 2007 were non-cash charges totaling $2.4 million or 43.6% of our net loss for the quarter. These non-cash charges were:

•	$1.6 million in expenses for stock options and warrants issued for services, including a $459,000 charge for stock options issued during the three months ended March 31, 2007;
•	$195,000 for depreciation and amortization; and
•	a $626,000 loss on equity of H2Diesel Holdings, Inc.

The increase in net loss of $3.3 million for the three months ended March 31, 2007 as compared to the prior year quarter resulted primarily from:

•	a $372,000 increase in gross loss from our BioFuels plant;
•	a $1.4 million increase in general and administrative expenses;

•	a $934,000 increase in equity compensation;
•	a $196,000 increase in research and development expenses; and
•	a $326,000 loss on equity of H2Diesel Holdings, Inc.;

partially offset by

•	a $131,000 increase in interest income; and
•	a $156,000 decrease in interest expense.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the three months ended March 31, 2007 decreased to $2.4 million from $2.5 million in the prior year quarter. This decrease was due primarily to a temporary production stoppage caused by power outages resulting from severe weather during the quarter. During the three months ended March 31, 2007, BioFuels sold 1.1 million gallons of ethanol at monthly prices ranging between $1.84 and $2.11 per gallon with an average price of $1.95 per gallon and generated revenue of $210,000 from the sales of by-products. Total average revenue per gallon including by-products was $2.13. During the three months ended March 31, 2006, we sold approximately 1.4 million gallons of ethanol through the BioFuels facility at monthly prices ranging between $1.49 and $1.68 per gallon with an average price of $1.58 per gallon of ethanol and generated revenue of approximately $221,000 from the sales of by-products. Total average revenue per gallon including by-products was $1.73 for the three months ended March 31, 2006.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Factory overhead includes energy costs, depreciation, and repairs and maintenance. Cost of sales for the three months ended March 31, 2007 was $2.9 million compared to $2.6 million for the three months ended March 31, 2006. The increase in cost of sales is directly related to the average monthly cost of corn for the three months ended March 31, 2007 of $1.46 per gallon compared to $0.82 per gallon for the three months ended March 31, 2006. The average monthly cost of sales during the three months ended March 31, 2007 was $2.54 per gallon compared to $1.79 for the prior year quarter. The increase in average monthly cost of sales was partially offset by a $218,000 decrease in direct labor and factory overhead, principally energy costs. The BioFuels facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which may result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Loss. Gross loss for the three months ended March 31, 2007 was $461,000, or 19.0% of net sales, versus a gross loss of $89,000, or 3.6% of net sales for the three months ended March 31, 2006. The increase in gross loss is principally due to a higher average cost per gallon for the three months ended March 31, 2007 compared to that of the prior year.

General and Administrative Expenses. General and administrative expenses were $2.7 million for the three months ended March 31, 2007, compared to $1.3 million for the three months ended March 31, 2006, reflecting an increase of $1.4 million, or 107.7%. General and administrative expenses for the three months ended March 31, 2007 included corporate overhead of $1.8 million, compared to corporate overhead of $1.2 million in 2006, an increase of $612,000, or 50.5%, compared to 2006 corporate overhead.

The primary components of 2007 corporate overhead expense were:

•	$666,000 for accounting and legal services;
•	$396,000 for travel and entertainment expenses;

•	$343,000 for payroll expenses;
•	$132,000 for consulting services from related parties; and
•	$126,000 for investor relations and financial reporting services.

The increase in corporate overhead in 2007 as compared to 2006 was primarily attributable to:

•
a $550,000 increase in accounting, legal and professional fees which were primarily the result of costs related to our SB-2 registration statement and our Annual Report on Form 10-KSB, as well as litigation costs;

•	a $340,000 increase in travel and entertainment expenses, resulting from travel related to executive management’s assessment of our facilities and our business expansion; and
•	a $103,000 increase in investor relations expenses,

partially offset by a $371,000 decrease in outside advisory fees primarily due to the termination of our consulting agreement with Jeffrey Langberg, a former director.

Other significant items that contributed to the net increase in 2006 general and administrative expenses were (a) an increase of $553,000 related to our CoastalXethanol operations, which commenced during the second quarter of 2006; and (b) an increase of $76,000 related to our Spring Hope, North Carolina site, which we acquired during the fourth quarter of 2006.

Equity Compensation. Equity compensation for the three months ended March 31, 2007 was $1.6 million compared to $625,000 for three months ended March 31, 2006. The significant items included in equity compensation include:

•
$879,000 in compensation expense for the three months ended March 31, 2007 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing an increase of $712,000 from $167,000 in the prior year quarter;

•
$427,000 in compensation expense for the three months ended March 31, 2007 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing an increase of $359,000 from $68,000 in the prior year quarter; and

•	$253,000 in compensation expense related to outstanding warrants for the three months ended March 31, 2007, representing a $72,000 decrease from the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2007 was $82,000 compared to $41,000 for the prior year quarter. This increase is primarily attributable to $68,000 in amortization expense for the three months ended March 31, 2007, related to the license and research agreement acquired during the second quarter of 2006, offset by a $27,000 decrease in depreciation expense of our Permeate facility.

Research and Development. Research and development expenses increased by $196,000 to $207,000 for the three months ended March 31, 2007, compared to $11,000 for the three months ended March 31, 2006. This increase is primarily due to our research agreements with the National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center.

Interest Income. Interest income for the three months ended March 31, 2007 was $140,000, representing an increase of $131,000 from $9,000 for the three months ended March 31, 2006. This increase is due directly to the increase in our cash position and short-term investments as a result of the capital we raised during the second quarter of 2006.

Interest Expense. Interest expense was $14,000 for the three months ended March 31, 2007, a decrease of $156,000 from $170,000 for the three months ended March 31, 2006. The decrease is primarily the result of conversion of the $6.6 million of secured royalty notes into common stock during the second quarter of 2006.

Loss on Equity of H2Diesel. We recorded a loss on equity of H2Diesel of $626,000 for the three months ended March 31, 2007. This loss represents our portion of H2Diesel’s activity based on the equity method of accounting for the three months ended March 31, 2007. Our investment in H2Diesel originated during the second quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $20.8 million. Our working capital as of March 31, 2007 was $20.8 million, representing a decrease in working capital of $3.6 million compared to working capital of $24.4 million at December 31, 2006. As of March 31, 2007, we had outstanding debt instruments totaling $327,000.

During the three months ended March 31, 2007, we used net cash of $3.0 million for operating activities. We used additional cash of $576,000 for investing activities consisting of $559,000 in property held for development at our existing Blairstown expansion project and $17,000 for property and equipment. During the three months ended March 31, 2007, we received cash proceeds of $223,000 from the exercise of stockholder warrants.

As noted above, we anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We plan to build a new 35 million gallon production facility at our existing Blairstown location. We expect the total cost of our Blairstown project to be approximately $97 million based upon currently revised estimates. This cost includes approximately $15 million related to a cogeneration plant. On June 30, 2006, we entered into a $1.9 million contract for the design and engineering of the proposed Blairstown facility. Through May 1, 2007, we have made payments of $810,000 under the contract. We also plan to construct a pilot plant at our Spring Hope site using wood chips as the primary feedstock. If we are successful in proving the technology on a pilot basis, we will seek to ultimately increase the rate of production at the facility to 35 million gallons per year. We are currently developing an initial and long-term investment budget for this project. In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We agreed to pay $600,000 to our joint venture partner over the next five years and are currently evaluating project costs for the next twelve months to pursue this project. We are also evaluating project possibilities for our Augusta site.

As of May 1, 2007, we had cash and cash equivalents of approximately $19.9 million. We plan to use a portion of our current cash to provide seed equity for the projects while we analyze financing options. We will also use cash on hand as well as cash provided by operations to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development.

We will need substantial additional capital to pursue our growth plans. We may seek to raise capital through additional equity offerings, debt financing, bond financing, asset sales or a combination of these methods. We are currently in preliminary discussions with several intermediaries, advisors and investors to structure and raise the funds to finance these projects. As of May 1, 2007, we currently have no access to approximately $10 million in equity funding through our common stock purchase agreement with Fusion Capital because the market price of our common stock is below $2.00 per share. We can draw on our agreement with Fusion Capital only if the market price of our common stock is above $2.00 per share. The closing stock price of our common stock on May 14, 2007 was $1.59 per share. Other than our agreement with Fusion Capital, we currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

As described in detail in Part II, Item 1, “Legal Proceedings,” we, and some of our current and former officers and directors, are defendants in a shareholder class action lawsuit and a derivative lawsuit. We believe that a material loss in each of these cases is reasonably possible, but we are unable at present to estimate the amount of that loss.

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

Critical Accounting Policies

The preparation of our unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to valuation of intangible assets, investments, property and equipment; contingencies and litigation; and the valuation of shares issued for services or in connection with acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we follow are described in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

With regard to our policies surrounding the valuation of shares issued for services or in connection with acquisitions, we rely on the fair value of the shares at the time they were issued. After considering various trading aspects of our stock, including volatility, trading volume and public float, we believe that the price of our stock as reported on the American Stock Exchange is the most reliable indicator of fair value. The fair value of options and warrants issued for services is determined at the grant date using a Black-Scholes option pricing model and is expensed over the respective vesting periods. A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. We recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on management’s experience and knowledge of our operations and the industries in which we operate. These estimates can be significantly affected by future changes in market conditions, the economic environment, capital spending decisions of our customers and inflation.

At December 31, 2006, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of our investment in H2Diesel, we recognized a $2.3 million loss in the value of our investment in H2Diesel. We concluded that this is other than a temporary decline in our investment in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The difference between the estimated value of our investment in H2Diesel and the underlying net assets of H2Diesel at December 31, 2006, represents the estimated fair value of our sublicense agreement.

Our remaining $827,000 of intangible assets consist of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). The research agreement ($585,000, net of amortization) is currently being amortized over its three-year term. The license agreement ($242,000, net of amortization) is currently being amortized over its 20-year life.

After an assessment of the current state of the relevant business plan surrounding the development of ABGT gasification technology, including discussions with scientists, review of milestones and on site visits to demonstration facilities, we do not believe there are any impairments. Our current business model projects positive cash flows within the next 24 months. We will review the useful life of our license agreement at least annually, and we will determine its recoverability in accordance with SFAS No. 144. Future impairments may occur if our remaining technology is not viable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2007.

Item 4T. Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to several lawsuits as described below. Adverse results in these lawsuits could have a material adverse effect on our business, results of operations and financial condition. In connection with the Roll lawsuit described below, we accrued $200,000 at December 31, 2005 to cover the deductible amount we are required to pay under our director and officer insurance policy. Similarly, in connection with the class action and derivative lawsuits described below, we accrued $200,000 at December 31, 2006 to cover the deductible amount we are required to pay under our director and officer insurance policy for those claims. We reduce these accruals as we pay the legal fees associated with the lawsuits.

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against us in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleged that the plaintiffs are beneficial owners of 300,000 shares of common stock of a corporation of the same name that was organized under the laws of Delaware on January 24, 2000 (“Old Xethanol”). In connection with the February 2, 2005 reverse merger, Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen Acquisition”). The complaint further alleged that the Rolls were entitled to have issued in their names the number of shares of our common stock to which they are entitled under the February 2, 2005 merger agreement among Old Xethanol, Zen and Zen Acquisition. The complaint sought a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion and breach of fiduciary duty. The complaint also sought punitive damages against us. We filed a notice of removal on August 29, 2005, and the case was removed to the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On May 2, 2007, the court entered an order finding us liable to the Rolls on their claim for conversion and breach of fiduciary duty. The parties entered into a settlement agreement on May 10, 2007 in which we agreed to pay $1.0 million to the plaintiffs. We incurred legal fees of approximately $380,000 in defending the case. Our directors and officers liability insurance carrier will pay $1.0 million towards the cost of settlement and the cost of defense of the action.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that we and some of our current and former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, our Executive Vice President, Corporate Development and principal accounting officer and our former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and our former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. Management has instructed counsel to vigorously represent and defend our interests in this litigation. We believe that a material loss in this case is reasonably possible, but we are unable at present to estimate the amount of that loss.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and our Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. The plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. Management has instructed counsel to vigorously represent and defend our interests in this litigation. We believe that a material loss in this case is reasonably possible, but we are unable at present to estimate the amount of that loss.

On March 5, 2007, Xethanol Corporation, along with CoastalXethanol LLC, initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that CED has failed to repay to CoastalXethanol loans in the principal amount of $630,000, plus interest, and that CED has failed to properly account for certain funds of Xethanol and CoastalXethanol. In the complaint, Xethanol and CoastalXethanol seek damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation. On April 3, 2007, CED filed an answer and counterclaim, asserting various claims (breach of contract, fraud in the inducement, negligent misrepresentation, tortious interference, alter ego and identical instrumentality liability and conversion) relating to the relationship between Xethanol and CED. CED seeks unspecified compensatory and punitive damages. Discovery has commenced. We believe that the possibility of a material loss in this case is remote.

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” in Part I, Item 1, “Description of Business,” in our Annual Report on Form 10-KSB for the year ended December 31, 2006. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2007, we issued 111,455 shares of common stock to Lawrence S. Bellone, a director and our Executive Vice President, Corporate Development, on his exercise of a common stock purchase warrant. Mr. Bellone paid us the exercise price of $2.00 per share, or $222,910. We issued these shares without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Mr. Bellone acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. An appropriate legend was affixed to the share certificate issued to Mr. Bellone. Mr. Bellone has such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock, and given his positions with us, he had adequate access to information about us.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Date: May 14, 2007

XETHANOL CORPORATION

By:	/s/ David R. Ames
David R. Ames, Chief Executive Officer (The Registrant’s Principal Executive Officer, who is duly authorized to sign this report)

By:	/s/ Gary Flicker
Gary Flicker, E.V.P. and Chief Financial Officer (The Registrant’s Principal Financial Officer, who is duly authorized to sign this report)