Form 10KSB/A
period 2006-12-31
XETHANOL CORP
filed 2007-05-18
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

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
None

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑

TABLE OF CONTENTS

		PAGE

EXPLANATORY NOTE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I		1

ITEM 1.	DESCRIPTION OF BUSINESS	1

ITEM 2.	DESCRIPTION OF PROPERTY	41

ITEM 3.	LEGAL PROCEEDINGS	42

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF
	SECURITY HOLDERS	43

PART II		44

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	44

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46

ITEM 7	FINANCIAL STATEMENTS	F-1

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH
	ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
	DISCLOSURE	53

ITEM 8A	CONTROLS AND PROCEDURES	53

ITEM 8B	OTHER INFORMATION	53

PART III		55

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
	CONTROL PERSONS AND CORPORATE GOVERNANCE;
	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	55

ITEM 10.	EXECUTIVE COMPENSATION	60

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS	71

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED
	TRANSACTIONS, AND DIRECTOR INDEPENDENCE	75

ITEM 13.	EXHIBITS	78

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	83

XETHANOL CORPORATION
Form 10-KSB/A
Amendment No. 1
For Year Ended December 31, 2006

EXPLANATORY NOTE

We filed our Annual Report on Form 10-KSB for the year ended December 31, 2006 with the SEC on March 30, 2007. We had previously filed Amendment No. 3 to our Registration Statement on Form SB-2 with the SEC on March 26, 2007. The SEC subsequently issued a letter containing comments on Amendment No. 3 to the Registration Statement on Form SB-2. In response to those comments, we are today filing Amendment No. 4 to the Registration Statement on Form SB-2. Because the disclosures in our Annual Report on Form 10-KSB overlap to a significant degree the disclosures in Amendment No. 4 to our Registration Statement on Form SB-2, we are filing this Amendment No. 1 to our Annual Report on Form 10-KSB to conform the disclosures contained in this Annual Report to the amended disclosures contained in Amendment No. 4 to our Registration Statement on Form SB-2 as follows:

•	we are amending the section entitled “Business and Growth Strategy” under Item 1, Description of Business, in this report;

•	we are amending the disclosure under the section entitled “Sales and Marketing” under Item 1, Description of Business, in this report;

•	we are amending a risk factor related to the effect of corn supply and feedstock prices on our financial results under the section entitled “Risk Factors” in this report;

•
we are amending the disclosure under the section entitled “Critical Accounting Policies” under Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in this report; and

•
we are providing an updated report of our independent registered public accounting firm dated as of May 11, 2007 and are revising Note 19, Legal Proceedings, to our financial statements for the year ended December 31, 2006.

We are amending this Annual Report only as specifically described above. Except as described above, this Annual Report continues to speak as of the date of the original filing, and we have not updated the disclosures contained in this Annual Report to reflect events that occurred at a later date.

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
Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Description of Business,” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under these captions and elsewhere in this report could substantially harm our business, the results of our operations and our financial condition. You should also be aware that, if any of these events occurs, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These events include, but are not limited to, the following:

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

Because we must raise additional capital to complete each strategic initiative, we cannot provide an anticipated timeframe for doing so. The order in which we pursue and complete these initiatives depends on varying factors that include the availability and timing of financing and the results of our research and commercialization efforts.

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

The following table sets forth our minimum royalty payments obligations in each twelve-month period during the initial term of the agreement assuming that (a) the maximum royalty rate of $0.10 per gallon applies throughout the term and (b) we do not terminate our minimum payment obligations in the fourth or any subsequent year on the terms described above:

Twelve-Month Period	Minimum Royalty Payment

First	$2,000,000
Second	3,000,000
Third	4,000,000
Fourth	5,000,000
Fifth	6,000,000
Sixth	7,000,000
Seventh	8,000,000
Eighth	9,000,000
Ninth	10,000,000
Tenth	11,000,000

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

Sales and Marketing
We sell all of the ethanol we produce at our BioFuels plant to Aventine Renewable Energy Holdings, Inc., the second largest marketer of ethanol, under a renewable, three-year off-take agreement. Sales are made at monthly prices determined on a pooled basis and are estimated at the beginning of each month. Each business day, we deliver ethanol to Aventine’s trucks at our plant, and Aventine pays us from time to time during the month. Estimates may be revised during the month based on changing market conditions, and Aventine typically provides a final true-up adjustment within 10 days after the end of each month, then pays us the final payment for the month on the first Friday following the delivery of the final true-up adjustment. The adjustment is included in the prior month’s sales revenue. The pool includes ethanol production by Aventine, other small producers that are members of the Aventine marketing alliance and us. The pooled price is a combination of forward and spot sales less the cost of transportation and marketing overhead. Aventine also receives a sales commission that is recorded net, in sales. The agreement originally contemplated that we would produce and Aventine would purchase all of the 6 million gallons per year that we were capable of producing at BioFuels. In July 2006, Aventine agreed that it would purchase all of the 41 million gallons that we anticipate we will be capable of producing at BioFuels when we have completed our expansion of the facility.

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
Unless and until we are able to integrate waste starches and sugars and biomass feedstock into our production system, we will produce ethanol from corn as our feedstock. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Corn prices have in fact increased sharply over the past several months, and those higher prices have made it more costly for us to produce ethanol. We believe that growing demand for ethanol has been a key factor in this increase. Significant variations in actual growing conditions from normal growing conditions may also adversely affect our ability to procure corn for our plants. Any events that tend to reduce the supply of corn will tend to increase prices and harm our business.

Rising corn prices have resulted in lower margins for the production of ethanol and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future, and the price of corn has increased materially in 2006 and in early 2007. Substantial increases in the price of corn have in the past caused some ethanol plants to temporarily cease production or lose money. A $1.00 per bushel increase in the price of corn at our Blairstown plan increases our costs by approximately $1.8 million per year. We cannot assure you that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

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

Critical Accounting Policies
The preparation of our unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to valuation of intangible assets, investments, property and equipment; contingencies and litigation; and the valuation of shares issued for services or in connection with acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we follow are described in Note 2 to our audited consolidated financial statements contained for the year ended December 31, 2006, which are included in this report.

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

/s/ Imowitz Koenig & Co., LLP

New York, New York
May 11, 2007

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Construction in progress consists of expenditures related to the Company's Blairstown 2 expansion.

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

 Summarized estimated financial information of H2Diesel Holdings, Inc. as of December 31, 2006 is as follows:

Period from February 28,
2006 (Inception) to
December 31, 2006
Statement of Operations:	(Unaudited)
Research and development expenses	$84,109
General and administrative expenses	4,329,332
Merger expenses	340,000
Net loss from operations	4,753,441
Interest expense	638,633
Net loss	$5,392,074

December 31, 2006
Balance Sheet	(Unaudited)
Cash	$1,031,923
Deferred expenses	70,275
Total current assets	1,102,198
License agreement	8,061,300
Total assets	$9,163,498

Accounts payable and accrued expenses	$190,504
Note payable-Xethanol Corp.	50,000
License agreement payable, current portion	1,449,302
Total current liabilities	1,689,806

License agreement payable	4,804,883
Total liabilities	6,494,689

Common stock	17,091
Additional paid-in capital	8,043,792
Deficit accumulated during development stage	$(5,392,074)
Total stockholders’ equity	2,668,809
Total liabilities and stockholders’ equity	$9,163,498

In connection with the Agreements, the Company and H2Diesel entered into a Management Agreement and Sublicense Agreement, each of which is dated April 14, 2006. The Sublicense Agreement was amended and restated on June 15, 2006, effective April 14, 2006, in an Amended and Restated Sublicense Agreement (the “Amended Sublicense

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the first offering, the Company sold a total of 6,697,827 shares of its common stock at a purchase price of $4.50 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $30,139,864. The Company also issued warrants to purchase 1,339,605 shares of common stock at a purchase price of $4.50 per share and warrants to purchase 669,846 shares of common stock at a purchase price of $6.85 per share. The warrants have an expiration date of April 12, 2009. In connection with this offering, the Company agreed to file a Registration Statement with the Securities and Exchange Commission. Under the terms of this agreement, because the Registration Statement was not declared effective by the Commission by April 13, 2007, the holders of the warrants may elect to utilize a cashless exercise.

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

The terms of the 2005 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Until August 10, 2006, under the 2005 Plan, the total number of shares of the Company’s common stock that were subject to the granting of awards under the 2005 Plan was equal to 2,000,000 shares, plus the number of shares with

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan to (i) increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (ii) eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year. On December 7, 2006, subject to shareholder ratification at the Company’s next annual meeting, the Company’s board of directors unanimously approved an increase in the total number of shares of common stock that were subject to the granting of awards under the 2005 Plan to 4,747,070 shares. The persons eligible to receive awards under the 2005 Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries.

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 19.  LEGAL PROCEEDINGS

In the normal course of business, various claims, charges and litigation are asserted or commenced from time to time against the Company. The Company is a party to several lawsuits as described below. Adverse results in these lawsuits could have a material adverse effect on the Company’s business, results of operations and financial condition. In connection with the Roll lawsuit described below, the Company accrued $200,000 at December 31, 2005 to cover the deductible amount it is required to pay under its director and officer liability insurance policy. Similarly, in connection with the class action and derivative lawsuits described below, the Company accrued $200,000 at December 31, 2006 to cover the deductible amount it is required to pay under its director and officer liability insurance policy for those claims. The Company reduces these accruals as it pays the legal fees associated with the lawsuits.

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against the Company in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleges that the plaintiffs are beneficial owners of 300,000 shares of common stock of a corporation of the same name that was organized under the laws of Delaware on January 24, 2000 (“Old Xethanol”). In connection with the February 2, 2005 reverse merger, Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiary (“Zen Acquisition”). The complaint further alleged that the Rolls were entitled to have issued in their names the number of shares of the Company’s common stock to which they are entitled under the February 2, 2005 merger agreement among Old Xethanol, Zen, and Zen Acquisition. The complaint sought a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion, and breach of fiduciary duty. The complaint also sought punitive damages against the Company. The Company filed a notice of removal on August 29, 2005, and the case was removed to the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On May 2, 2007, the court entered an order finding the Company liable to the Rolls on their claim for conversion and breach of fiduciary duty. The parties entered into a settlement agreement on May 10, 2007 in which the Company agreed to pay $1.0 million to the plaintiffs. The Company incurred legal fees of approximately $380,000 in defending the case. The Company’s directors and officers liability insurance carrier will pay $1.0 million towards the cost of settlement and the cost of defense of the action.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of our current and former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, the Company’s Executive Vice President, Corporate Development and principal accounting officer and the Company’s former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and the Company’s former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but it is unable at present to estimate the amount of that loss.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of the Company and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and the Company’s Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming the Company as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that the Company was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. The plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but it is unable at present to estimate the amount of that loss.

On March 5, 2007, the Company, along with CoastalXethanol LLC (“CX”), initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York (Xethanol Corporation and CoastalXethanol, LLC v. Coastal Energy Development, Inc., Index No.:600685/07). The complaint alleges, among other things, that CED has failed to repay to CX loans in the principal amount of $630,000, plus interest, and that CED has failed to properly account for certain funds of the Company and CX. In the complaint, the Company and CX seek damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation. On April 3, 2007, CED filed an answer and counterclaim, asserting various claims (breach of contract, fraud in the inducement, negligent misrepresentation, tortious interference, alter ego and identical instrumentality liability and conversion) relating to the relationship between the Company and CED. CED seeks unspecified compensatory and punitive damages. Discovery has commenced. The Company believes that the possibility of a material loss in this case is remote.

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

10.7	Employment Agreement, dated February 2, 2005, between Frank A Skryanz and Xethanol Corporation.

Exhibit No.	Description of Exhibit

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

10.44	Cooperative Research and Development Agreement dated November 30, 2005 between USDA, Forest Service Forest Products Laboratory and Xylose Technologies, Inc.

Exhibit No.	Description of Exhibit

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

XETHANOL CORPORATION

Date: May 18, 2007	By:	/s/ David R. Ames
David R. Ames
Chief Executive Officer and President (principal executive officer)

Date: May 18, 2007	By:	/s/ Gary Flicker
Gary Flicker
Chief Financial Officer (principal financial officer)

Date: May 18, 2007	By:	/s/ Lawrence S. Bellone
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

Signature	Title	Date

/s/ David R. Ames	Director, Chief Executive Officer and President	May 18, 2007
David R. Ames

*	Chief Financial Officer	May 18, 2007
Gary Flicker

*	Director, Executive Vice President, Corporate Development (principal accounting officer)	May 18, 2007
Lawrence S. Bellone

*	Chairman of the Board of Directors	May 18, 2007
William P. Behrens

*	Director	May 18, 2007
Gil Boosidan

*	Director	May 18, 2007
Christopher d’Arnaud-Taylor

*	Director	May 18, 2007
Richard D. Ditoro

*	Director	May 18, 2007
Robert L. Franklin

*	Director	May 18, 2007
Edwin L. Klett

*By: /s/ David R. Ames
Attorney-in-fact
David R. Ames