Form 10KSB/A
period 2006-12-31
XETHANOL CORP
filed 2007-06-08
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

XETHANOL CORPORATION
Form 10-KSB/A
Amendment No. 1
For Year Ended December 31, 2006

EXPLANATORY NOTE

We filed our Annual Report on Form 10-KSB for the year ended December 31, 2006 with the SEC on March 30, 2007 and subsequently filed Amendment No. 1 on May 18, 2007. We are today filing Amendment No. 5 to our Registration Statement on Form SB-2 in response to SEC comments on Amendment No. 4 to that registration statement. Because the disclosures in our Annual Report on Form 10-KSB overlap to a significant degree the disclosures in Amendment No. 5 to our Registration Statement on Form SB-2, we are filing this Amendment No. 2 to our Annual Report on Form 10-KSB to conform the disclosures contained in this Annual Report to the amended disclosures contained in Amendment No. 5 to our Registration Statement on Form SB-2. Specifically, we are amending the following Items of this Annual Report to delete references to our use of our cash flows from operations to fund our expansion, given that we have not generated any operating cash flows:

(a)	Item 1, Description of Business - Risk Factors, on page 31; and

(b)	Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the headings Overview, and Liquidity and Capital Resources.

In addition, we are amending Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to revise the first, fourth and fifth paragraphs of Critical Accounting Policies.

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

As of February 28, 2007, we had cash and cash equivalents of approximately $22.0 million. We anticipate significant capital expenditures and investments over the next 12 months related to our strategic initiatives. Our current cost projection for the design, engineering and construction of the planned 35 million gallon ethanol production facility at our BioFuels site is approximately $75 million. We also plan to construct a pilot plant at our Spring Hope site using wood chips as the primary feedstock. If we are successful in proving the technology on a pilot basis, we will seek to ultimately increase the rate of production at the facility to 35 million gallons per year. We are currently developing an initial and long-term investment budget for this project. In December 2006, we formed a joint venture to invest in a pilot project to produce ethanol from citrus waste, and we anticipate spending approximately $1 million during the next 12 months to pursue this project. We are also currently evaluating project possibilities for our Augusta, Georgia site. We plan to use a portion of our current cash to provide seed capital for these projects while we analyze our financing options. We will also use cash on hand to cover corporate overhead and fund our research and development agreements.

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

Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to valuation of intangible assets, investments, property and equipment; contingencies and litigation; and the valuation of shares issued for services or in connection with acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we follow are described in Note 2 to our audited consolidated financial statements contained for the year ended December 31, 2006, which are included in this report.

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

At December 31, 2006, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of our investment in H2Diesel, we recognized a $2.3 million loss in the value of our investment in H2Diesel. We concluded that this is other than a temporary decline in our investment in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We estimated the value of our investment as our percentage ownership share of H2Diesel’s underlying net assets on a book basis plus a $1 million estimated fair value of our sublicense agreement.

Our remaining $827,000 of intangible assets at March 31, 2007 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). The research agreement ($585,000, net of amortization) is currently being amortized over its three-year term. The license agreement ($242,000, net of amortization) is currently being amortized over its 20-year life.

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

XETHANOL CORPORATION

Date: June 7, 2007	By:	/s/ David R. Ames
David R. Ames
Chief Executive Officer and President (principal executive officer)

Date: June 7, 2007	By:	/s/ Gary Flicker
Gary Flicker
Chief Financial Officer (principal financial officer)

Date: June 7, 2007	By:	/s/ Lawrence S. Bellone
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

Signature	Title	Date

/s/ David R. Ames	Director, Chief Executive Officer and President	June 7, 2007
David R. Ames

*	Chief Financial Officer	June 7, 2007
Gary Flicker

*	Director, Executive Vice President, Corporate Development (principal accounting officer)	June 7, 2007
Lawrence S. Bellone

*	Chairman of the Board of Directors	June 7, 2007
William P. Behrens

*	Director	June 7, 2007
Gil Boosidan

*	Director	June 7, 2007
Christopher d’Arnaud-Taylor

*	Director	June 7, 2007
Richard D. Ditoro

*	Director	June 7, 2007
Robert L. Franklin

*	Director	June 7, 2007
Edwin L. Klett

*By: /s/ David R. Ames
Attorney-in-fact
David R. Ames