Form 10-Q/A
period 2007-03-31
XETHANOL CORP
filed 2007-06-08
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No.1

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

The number of outstanding shares of the registrant’s common stock on June 6, 2007 was 28,609,103.

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 with the SEC on May 15, 2007. We are today filing Amendment No. 5 to our Registration Statement on Form SB-2 in response to SEC comments on Amendment No. 4 to that registration statement. Because the disclosures in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 overlap some of the disclosures in Amendment No. 5 to our Registration Statement on Form SB-2, we are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 to conform the disclosures contained in this Quarterly Report to the amended disclosures contained in Amendment No. 5 to our Registration Statement on Form SB-2 as follows:

•
we are amending Note 5 to the consolidated financial statements included in this report, entitled Investment in H2Diesel Holdings, Inc., to reflect additional information about H2Diesel Holdings, Inc.;

•
we are amending (a) Note 6 to the consolidated financial statements included in this report, entitled Legal Proceedings, and (b) Part II, Item 1, Legal Proceedings, on page 21, in each case to reflect that our insurance carrier has paid the $1.0 million settlement amount we agreed on May 10, 2007 to pay to settle the Roll litigation and to update the description of other litigation; and

•
we are amending Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations: (a) to delete references in Overview and in Liquidity and Capital Resources to our use of our cash flows from operations to fund our expansion, given that we have not generated any operating cash flows; (b) to correct a typographical error in the loss on equity of H2Diesel Holdings, Inc.; and (c) to revise the first, fourth and fifth paragraphs of Critical Accounting Policies.

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 amends only the items listed in the Table of Contents and only to reflect the adjustments discussed above. With respect to each item, we are amending the original Quarterly Report to delete the disclosure under that item and to replace it in its entirety with the disclosure contained in this amendment. Except as described above, this Quarterly Report continues to speak as of the date of the original filing, and we have not updated the disclosures contained in this Quarterly Report to reflect events that occurred at a later date.

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

H2Diesel announced in its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 that it had on May 9, 2007 completed an offering of 27,950 shares of its Series A Cumulative Convertible Preferred Stock to persons who qualified as “accredited investors” under the Securities Act of 1933, on the following terms: The price per share was $100.00. The gross proceeds from the offering were $2,795,000, before the payment of a 10% sales commission from those proceeds. The H2Diesel preferred stock is convertible at the election of the holders into shares of H2Diesel common stock at an initial conversion price of $4.00 per share. Each share of H2Diesel preferred stock will accrue cumulative dividends on a quarterly basis at a rate of 8% per annum. Dividends are payable in shares of H2Diesel common stock having a fair market value at the time of issuance equal to the amount of dividends to be paid. If and to the extent that the shares of H2Diesel common stock to be issued are not then registered with the SEC under a registration rights agreement, the dividends will cumulate but will remain unpaid until the shares are registered and issued. H2Diesel may elect to pay any dividends in cash in lieu of issuing shares of its common stock. H2Diesel also issued warrants to the investors in the offering that are exercisable for a number of shares of H2Diesel common stock equal to 50% of the number of shares of H2Diesel common stock into which the preferred stock purchased by each investor was initially convertible. The initial exercise price of those warrants is $6.00 per share.

Summarized financial information of H2Diesel as of March 31, 2007 is estimated as follows (in thousands):

Three Months Ended March 31, 2007
Statement of Operations:
Research and development expenses	$103
General and administrative expenses	1,102
Net loss from operations	(1,205)
Interest expense	(194)
Gain on fair value adjustment	446
Net loss	$(953)

March 31, 2007
Balance Sheet:
Cash	$534
Prepaid expenses	101
Total current assets	635
License agreement	8,061
Total assets	$8,696

Liability under registration rights agreement	$1,128
Accounts payable and accrued expenses	317
Loan payable-Xethanol Corp.	50
License agreement payable, current portion	2,409
Total current liabilities	3,904
License agreement payable	4,039
Total liabilities	7,943

Common stock	17
Additional paid-in capital	8,655
Accumulated deficit during development stage	$(7,919)
Total stockholders’ equity	753
Total liabilities and stockholders’ equity	$8,696

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

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against Xethanol Corporation in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleged that the plaintiffs are beneficial owners of 300,000 shares of common stock of a corporation of the same name that was organized under the laws of Delaware on January 24, 2000 (“Old Xethanol”). In connection with the February 2, 2005 reverse merger, Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen Acquisition”). The complaint further alleged that the Rolls were entitled to have issued in their names the number of shares of the Company’s common stock to which they are entitled under the February 2, 2005 merger agreement among Old Xethanol, Zen and Zen Acquisition. The complaint sought a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion and breach of fiduciary duty. The complaint also sought punitive damages against the Company. The Company filed a notice of removal on August 29, 2005, and the case was removed to the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On May 2, 2007, the court entered an order finding the Company liable to the Rolls on their claim for conversion and breach of fiduciary duty. The parties entered into a settlement agreement on May 10, 2007 in which the Company agreed to pay $1.0 million to the plaintiffs. The Company incurred legal fees of approximately $380,000 in defending the case. The Company’s directors and officers liability insurance carrier has paid the $1.0 million settlement amount.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of its current and former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, the Company’s Executive Vice President, Corporate Development and principal accounting officer and the Company’s former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and the Company’s former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but the Company is unable at present to estimate the amount of that loss.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and the Company’s Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. The plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but the Company is unable at present to estimate the amount of that loss.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended, and other SEC filings. The words “believe,” “anticipate,” “expect,” “project,” “provide guidance” and similar expressions identify forward-looking statements. Readers should not place undue reliance on these forward- looking statements, which speak only as of the date the statement was made.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Loss. We incurred a net loss of $5.5 million for the three months ended March 31, 2007 versus a net loss of $2.2 million for the prior year quarter. Included in the net loss for the three months ended March 31, 2007 were non-cash charges totaling $2.4 million or 43.6% of our net loss for the quarter. These non-cash charges were:

•	$1.6 million in expenses for stock options and warrants issued for services, including a $459,000 charge for stock options issued during the three months ended March 31, 2007;
•	$195,000 for depreciation and amortization; and
•	a $626,000 loss on equity of H2Diesel Holdings, Inc.

The increase in net loss of $3.3 million for the three months ended March 31, 2007 as compared to the prior year quarter resulted primarily from:

•	a $372,000 increase in gross loss from our BioFuels plant;
•	a $1.4 million increase in general and administrative expenses;

•	a $934,000 increase in equity compensation;
•	a $196,000 increase in research and development expenses; and
•	a $626,000 loss on equity of H2Diesel Holdings, Inc.;

partially offset by

•	a $131,000 increase in interest income; and
•	a $156,000 decrease in interest expense.

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

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against us in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleged that the plaintiffs are beneficial owners of 300,000 shares of common stock of a corporation of the same name that was organized under the laws of Delaware on January 24, 2000 (“Old Xethanol”). In connection with the February 2, 2005 reverse merger, Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen Acquisition”). The complaint further alleged that the Rolls were entitled to have issued in their names the number of shares of our common stock to which they are entitled under the February 2, 2005 merger agreement among Old Xethanol, Zen and Zen Acquisition. The complaint sought a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion and breach of fiduciary duty. The complaint also sought punitive damages against us. We filed a notice of removal on August 29, 2005, and the case was removed to the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On May 2, 2007, the court entered an order finding us liable to the Rolls on their claim for conversion and breach of fiduciary duty. The parties entered into a settlement agreement on May 10, 2007 in which we agreed to pay $1.0 million to the plaintiffs. We incurred legal fees of approximately $380,000 in defending the case. Our directors and officers liability insurance carrier has paid the $1.0 million settlement amount.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that we and some of our current and former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, our

Executive Vice President, Corporate Development and principal accounting officer and our former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and our former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend our interests in this litigation. We believe that a material loss in this case is reasonably possible, but we are unable at present to estimate the amount of that loss.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and our Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. The plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend our interests in this litigation. We believe that a material loss in this case is reasonably possible, but we are unable at present to estimate the amount of that loss.

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

Date: June 7, 2007

XETHANOL CORPORATION

By:	/s/ David R. Ames
David R. Ames, Chief Executive Officer (The Registrant’s Principal Executive Officer, who is duly authorized to sign this report)

By:	/s/ Gary Flicker
Gary Flicker, E.V.P. and Chief Financial Officer (The Registrant’s Principal Financial Officer, who is duly authorized to sign this report)