Form 10-Q/A
period 2007-03-31
XETHANOL CORP
filed 2007-08-08
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

The number of outstanding shares of the registrant’s common stock on July 24, 2007 was 28,609,103.

EXPLANATORY NOTE

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, we reclassified construction in progress costs from property and equipment, net to property held for development on (a) the March 31, 2007 balance sheet and (b) the balance sheet at December 31, 2006. We subsequently filed Amendment No. 5 to our Registration Statement on Form SB-2, which included our audited financial statements for the year ended December 31, 2006 (which do not reflect the reclassification) and the financial statements for the three months ended March 31, 2007 that we originally filed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (which do reflect the reclassification). In commenting on Amendment No. 5 to our Registration Statement on Form SB-2, the SEC staff has requested that we resolve this inconsistency between the amounts shown on (a) the audited balance sheet for December 31, 2006 and (b) the December 31, 2006 balance sheet included in the financial statements for the three months ended March 31, 2007.

Accordingly, we are today filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 to reverse the reclassification described above. We are also today filing Amendment No. 6 to our Registration Statement on Form SB-2, which contains the financial statements for the three months ended March 31, 2007 in the form filed with this Amendment No. 2. As a result, the audited balance sheet for December 31, 2006 and the December 31, 2006 balance sheet included in the financial statements for the three months ended March 31, 2007 are now consistent. To reflect this change, we are also amending Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to revise the second paragraph of Liquidity and Capital Resources.

Previously, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 to conform the disclosures contained the Quarterly Report to the amended disclosures contained in Amendment No. 5 to our Registration Statement on Form SB-2, as noted therein. This Amendment No. 2 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 amends only the items listed in the Table of Contents and only to reflect the adjustments discussed above. With respect to each item, we are amending the original and Amendment No. 1 to our Quarterly Report to delete the disclosure under that item and to replace it in its entirety with the disclosure contained in this amendment. This Quarterly Report continues to speak as of the date of the original filing, and we have not updated the disclosures contained in this Quarterly Report to reflect events that occurred at a later date.

Part I - Financial Information
Item 1. Financial Statements

Xethanol Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,827	$24,183
Receivables	494	582
Inventories	290	291
Other current assets	804	846
Total current assets	22,415	25,902

Property and equipment, net	9,045	8,596
Property held for development	12,553	12,553
Investment in and advances to H2Diesel Holdings, Inc.	1,337	1,963
Research and license agreements, net of amortization
of $204 and $136 in 2007 and 2006, respectively	827	895
Other assets	1,525	1,537
TOTAL ASSETS	$47,702	$51,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,505	$1,229
Accounts payable - related parties	62	318
Total current liabilities	1,567	1,547

Note payable	306	310
Minority interest	116	116
Capitalized lease obligation	21	22
Total liabilities	2,010	1,995

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 28,609,103 and 28,497,648 shares issued and
outstanding in 2007 and 2006, respectively	28	28
Additional paid-in-capital	86,756	84,974
Accumulated deficit	(41,092)	(35,551)
Total stockholders' equity	45,692	49,451
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,702	$51,446

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

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(5,541)	$(2,234)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	195	153
Issuance of common stock, stock options
and warrants for services rendered	1,559	625
Loss on equity of H2Diesel Holdings, Inc.	626	-
Changes in operating assets and liabilities:
Receivables	88	121
Inventories	1	(7)
Other assets	54	(51)
Accounts payable and accrued expenses	276	717
Accounts payable-related parties	(256)	-
Net cash used in operating activities	(2,998)	(676)

Cash flows from investing activities
Purchase of property and equipment	(576)	(38)
Cash used in investing activities	(576)	(38)

Cash flows from financing activities
Cash received for common stock	223	4,234
Payment of note payable	(4)	(3)
Payment of capitalized lease obligation	(1)	(2)
Net cash provided by financing activities	218	4,229

Net (decrease) increase in cash and cash equivalents	(3,356)	3,516
Cash and cash equivalents - beginning of period	24,183	802
Cash and cash equivalents - end of period	$20,827	$4,318

Supplemental Disclosures
Interest paid	$14	$5
Income taxes paid	75	13

Non-cash activity
Issuance of common stock in partial exchange for
mortgage payable	$-	$432
Issuance of new mortgage payable in partial exchange
for mortgage payable	-	243
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	-	450

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

During the three months ended March 31, 2007, we used net cash of $3.0 million for operating activities. We used additional cash of $576,000 for investing activities consisting of $559,000 in property and equipment at our existing Blairstown expansion project and $17,000 for other property and equipment at our corporate office. During the three months ended March 31, 2007, we received cash proceeds of $223,000 from the exercise of stockholder warrants.

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

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETHANOL CORPORATION

Date: August 8, 2007	By:	/s/ David R. Ames
David R. Ames President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Gary Flicker
Gary Flicker EVP and Chief Financial Officer (Principal Financial Officer)