Form 10-Q
period 2007-06-30
XETHANOL CORP
filed 2007-08-14
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock on August 10, 2007 was 28,609,103.

Part I - Financial Information

Item 1. Financial Statements

Xethanol Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,777	$24,183
Marketable securities	16,300	-
Receivables	517	582
Inventories	297	291
Other current assets	904	846
Total current assets	19,795	25,902

Property and equipment, net of depreciation and amortization
of $1,515 and $1,261 in 2007 and 2006, respectively	9,365	8,596
Property held for development	9,719	12,553
Investment in and advances to H2Diesel Holdings, Inc.	912	1,963
Research and license agreements, net of amortization
of $273 and $136 in 2007 and 2006, respectively	759	895
Other assets	1,538	1,537
TOTAL ASSETS	$42,088	$51,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,543	$1,229
Accounts payable - related parties	16	318
Total current liabilities	1,559	1,547

Note payable	303	310
Minority interest	116	116
Capitalized lease obligation	18	22
Total liabilities	1,996	1,995

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 28,609,103 and 28,497,648 shares issued and
outstanding in 2007 and 2006, respectively	29	28
Additional paid-in-capital	87,789	84,974
Accumulated deficit	(47,726)	(35,551)
Total stockholders' equity	40,092	49,451
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,088	$51,446

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,265	$3,161	$5,687	$5,650
Cost of sales, including depreciation of $226 and $226
for six months ended June 30, 2007 and 2006 and $113 and
$113 for three months ended June 30, 2007 and 2006	3,372	2,356	6,256	4,934
Gross (loss) profit	(107)	805	(569)	716

Operating expenses:
General and administrative expenses	2,241	1,329	4,975	2,603
Equity compensation	1,033	3,110	2,592	3,735
Depreciation and amortization	83	70	165	110
Impairment loss - property held for development	2,833	-	2,833	-
Research and development	128	378	335	429
Total operating expenses	6,318	4,887	10,900	6,877

Loss from operations before other income (expense)	(6,425)	(4,082)	(11,469)	(6,161)

Other income (expense):
Interest income	230	376	370	385
Interest expense	(15)	(44)	(29)	(214)
Loss on equity of H2Diesel Holdings, Inc.	(425)	(256)	(1,051)	(256)
Loss on royalty note conversion	-	(1,967)	-	(1,966)
Other income	3	106	4	113
Total other income (expense)	(207)	(1,785)	(706)	(1,938)

Net loss	$(6,632)	$(5,867)	$(12,175)	$(8,099)

Basic and diluted net loss per share	$(0.23)	$(0.24)	$(0.43)	$(0.46)

Weighted average number of
shares outstanding	28,609	24,180	28,576	17,689

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	28,498	$28	$84,974	$(35,551)	$49,451
Shares issued for exercise of warrants	111	1	223	-	224
Options granted under 2005 Incentive					-
Compensation Plan	-	-	2,171	-	2,171
Warrants issued for services	-	-	421	-	421
Net loss	-	-	-	(12,175)	(12,175)
Balance at June 30, 2007	28,609	$29	$87,789	$(47,726)	$40,092

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(12,175)	$(8,099)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	390	336
Amortization of management fee income	-	(92)
Issuance of common stock, stock options
and warrants for services rendered	2,592	3,735
Issuance of warrants for debt conversion	-	1,967
Issuance of warrants in settlement of interest liability
on secured notes	-	204
Impairment loss - property held for development	2,833	-
Loss on equity of H2Diesel Holdings, Inc.	1,051	256
Changes in operating assets and liabilities:
Receivables	65	(76)
Inventories	(7)	8
Other assets and liabilities	(57)	(665)
Accounts payable and accrued expenses	314	(350)
Accounts payable-related parties	(301)	(15)
Net cash used in operating activities	(5,295)	(2,791)

Cash flows from investing activities
Purchase of property and equipment	(1,023)	(323)
Purchase of property held for development	-	(45)
Investment in marketable securities	(38,100)	(13,982)
Redemption of marketable securities	21,800	-
Advances to H2Diesel Holdings, Inc.	-	(50)
Net cash used in investing activities	(17,323)	(14,400)

Cash flows from financing activities
Cash received for common stock	223	42,194
Cash received from acqusition	-	100
Payment of note payable	(7)	-
Payment of mortgage payable	-	(8)
Payment of capitalized lease obligation	(4)	(4)
Net cash provided by financing activities	212	42,282

Net (decrease) increase in cash and cash equivalents	(22,406)	25,091
Cash and cash equivalents - beginning of period	24,183	802
Cash and cash equivalents - end of period	$1,777	$25,893

Supplemental Disclosures
Interest paid	$29	$11
Income taxes paid	92	15

Non-cash activity
Issuance of common stock in partial exchange for
mortgage payable	$-	$432
Issuance of new mortgage payable in partial exchange
for mortgage payable	-	243
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	-	450
Research and license agreements acquired in exchange for
common stock	-	1,032
Investment acquired in exchange for common stock	-	5,425
Investment acquired in exchange for management services	-	794
Conversion of notes payable to common stock	-	6,600

See Notes to Consolidated Financial Statements

Xethanol Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a renewable energy company focused on alternate energy products and technologies as well as producing ethanol and other co-products.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2006 is derived from audited financial statements. Certain amounts from 2006 have been reclassified to conform to the 2007 presentation.

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

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market funds, highly liquid debt instruments of the U.S. government and its agencies, and debt instruments secured by bonds of U.S. corporations. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all liquid investments with stated maturities of greater than three months are classified as marketable securities.

At June 30, 2007, the Company’s marketable securities were invested in debt instruments secured by bonds of U.S. corporations. These instruments contain embedded derivative features that enhance the liquidity of the portfolio by enabling the Company to liquidate the investment prior to the stated maturity date. These instruments are classified as available-for-sale securities and are included in current assets as the Company considers these instruments readily available to fund current operations. These instruments are recorded at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. There were no unrealized gains or losses recorded at June 30, 2007.

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

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, because their effect would have been antidilutive. The antidilutive securities are as follows (in thousands):

	Balance at June 30,
	2007	2006
Employee stock options	5,345	1,575
Series A Warrants	2,124	2,124
Series B Warrants	759	759
Other Warrants	1,813	2,160
	10,041	6,618

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. As permitted under SFAS 159, the Company elected not to adopt the fair value option in SFAS 159.

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

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$91	$81
Work in process	104	94
Finished goods	102	116
	$297	$291

NOTE 3. INCENTIVE COMPENSATION PLAN

The Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the Plan, the total number of shares of common stock that may be subject to the granting of awards is 4,000,000 shares, plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. Persons eligible to receive awards under the Plan are the officers, directors and employees of and consultants to the Company and its subsidiaries. On August 10, 2006, at the most recent annual meeting of stockholders, the stockholders voted to amend the Plan to (i) increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (ii) eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year. On February 1, 2007, subject to shareholder ratification at the Company’s next annual meeting, the members of the Company’s Compensation Committee unanimously approved an increase in the total number of shares of common stock that were subject to the granting of awards under the 2005 Plan to at least 5,662,070 shares of common stock.

During the three and six months ended June 30, 2007, options to purchase 50,000 and 915,000 shares of common stock, respectively, were awarded to directors, executive officers and key employees. These options vest up to three years from the date of grant and are exercisable over either a five or ten-year period with exercise prices of either $1.19 or $2.79 per share. The fair value of these options for the three and six month periods is $31,000 and $1.7 million, respectively, and was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over their respective vesting periods. The Company recorded compensation expense for outstanding stock options of $864,000 and $2.2 million for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, 317,070 shares of common stock and stock options to purchase 5,345,000 of common stock have been granted under the Plan.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Exercise Price	$1.19	$8.74	$2.70	$7.14
Risk-free interest rate	5.00%	4.97%	4.84%	4.79%
Expected life of options	5.00	4.00	9.73	4.50
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55.0%	55.0%	55.0%	55.0%

NOTE 4. WARRANTS

The Company issued no warrants during the six months ended June 30, 2007. The Company recorded compensation expense for outstanding warrants of $169,000 and $421,000 for the three and six months ended June 30, 2007, respectively. During the six months ended June 30, 2007, the Company received total cash proceeds of approximately $223,000, through the exercise of warrants to purchase 111,455 shares at an exercise price of $2.00 per share, from an executive vice president of the Company. At June 30, 2007, the Company had total outstanding warrants to purchase 1,812,971 shares of common stock outstanding with a weighted average exercise price of $5.39.

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

NOTE 5. INVESTMENT IN H2DIESEL HOLDINGS, INC.

The Company considers its investment in H2Diesel as a variable interest in a Variable Interest Entity (“VIE”). Since the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in H2Diesel utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has recorded a loss of $1.1 million on its investment in H2Diesel for the six months ended June 30, 2007. The Company’s 5,850,000 shares of H2Diesel common stock held by the Company as of June 30, 2007, represents 34.2% of the H2Diesel common stock then outstanding. H2Diesel is currently a development stage company that has not yet generated any revenues.

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

H2Diesel subsequently announced in a Current Report on Form 8-K dated June 8, 2007 that it sold an additional 14,600 shares of its Series A Cumulative Convertible Preferred Stock at a price of $100.00 per share, in connection with exercises of the 30-day purchase option granted to the subscribers in the offering described in the preceding paragraph. The gross proceeds from sales pursuant to exercises of the option were $1,460,000, before the payment of a 10% sales commission from those proceeds. H2Diesel also issued warrants to the investors in the offering on the same terms as described in the preceding paragraph, and the shares are subject to the same registration rights as those applicable to the offering described above.

In connection with these offerings, H2Diesel recorded a preferred stock dividend of $2,536,000, which primarily represents the value of the beneficial conversion feature given to investors upon the issuance of the Series A Cumulative Convertible Preferred Stock.

Summarized financial information of H2Diesel Holdings, Inc. as of June 30, 2007 is as follows (in thousands):

Six Months Ended June 30, 2007
Statement of Operations:
Research and development expenses	$203
General and administrative expenses	2,144
Net loss from operations	(2,347)
Interest income	7
Interest expense	(389)
Gain on fair value adjustment	551
Net loss	$(2,178)
Dividend - preferred stock	(2,536)
Net loss available to common shareholders	$(4,714)

June 30, 2007
Balance Sheet:
Cash	$3,779
Prepaid and deferred expenses	106
Total current assets	3,885
License agreement	8,061
Total assets	$11,946

Accounts payable and accrued expenses	$377
Note payable - Xethanol Corp.	50
License agreement payable, current portion	2,605
Liability under registration rights agreement	1,023
Total current liabilities	4,055
License agreement payable	4,039
Total liabilities	8,094

Common stock	17
Preferred stock	1,644
Additional paid-in capital	12,297
Accumulated deficit during development stage	(10,106)
Total stockholders’ equity	3,852
Total liabilities and stockholders’ equity	$11,946

NOTE 6. Impairment Loss on Property Held for Development

At June 30, 2007, the Company recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to the Company’s assets in Spring Hope, North Carolina, which the Company had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based upon discussions with a party potentially interested in acquiring the assets, the Company has determined that it should record an impairment loss on these assets.

NOTE 7. LEGAL PROCEEDINGS

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

On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against Xethanol Corporation in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleged that the plaintiffs are beneficial owners of 300,000 shares of common stock of a corporation of the same name that was organized under the laws of Delaware on January 24, 2000 (“Old Xethanol”). In connection with the February 2, 2005 reverse merger, Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen Acquisition”). The complaint further alleged that the Rolls were entitled to have issued in their names the number of shares of the Company’s common stock to which they are entitled under the February 2, 2005 merger agreement among Old Xethanol, Zen and Zen Acquisition. The complaint sought a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion and breach of fiduciary duty. The complaint also sought punitive damages against the Company. The Company filed a notice of removal on August 29, 2005, and the case was removed to the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On May 2, 2007, the court entered an order finding the Company liable to the Rolls on their claim for conversion and breach of fiduciary duty. The parties entered into a settlement agreement on May 10, 2007 in which the Company agreed to pay $1.0 million to the plaintiffs. The Company incurred legal fees of approximately $430,000 in defending the case. The Company’s directors and officers’ liability insurance carrier has paid the $1.0 million settlement amount.

On July 23, 2007, Xethanol initiated a lawsuit against Julianne Murphy, Patrick Raley as Trustee of the Julianne Murphy Trust, and Epiphany Partners, Inc. in the United States District Court for the Middle District of Florida. The action alleges fraudulent misrepresentation, unjust enrichment, breach of contract, fraudulent conveyance, fraudulent transfer and fraudulent asset conversion in connection with the cancellation of the Old Xethanol shares described in the preceding paragraph and the reissuance of those shares in the name of the Julianne Murphy Trust. Xethanol seeks recovery of compensatory damages of not less than $1 million dollars and punitive damages.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of its current and former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, the Company’s Executive Vice President, Corporate Development and principal accounting officer and the Company’s former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and the Company’s former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but the Company is unable at present to estimate the amount of that loss.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and the Company’s Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. The plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but the Company is unable at present to estimate the amount of that loss.

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

NOTE 8. COMMITMENT

On April 24, 2007, the Company entered into an office space lease for 6,354 square feet in Atlanta, Georgia. The lease has commenced on June 1, 2007 on a forty-two month term, including six months of free rent. The base rent is approximately $14,000 per month.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended, and other SEC filings. The words “believe,” “anticipate,” “expect,” “project,” “intend” and similar expressions identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Currently, our only source of revenue is from our sales of ethanol and related products at our corn based Xethanol BioFuels plant in Blairstown, Iowa. We had cash, cash equivalents and marketable securities of approximately $18.1 million as of June 30, 2007 and $17.1 million as of August 1, 2007. For the six months ended June 30, 2007, we used a total of approximately $17.3 million in cash in connection with investing activities including a net investment in marketable securities of $16.3 million. As of August 1, we have a net investment in marketable securities of $13.3 million. We anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We plan to build a new 35 million gallon production facility at our existing Blairstown location. We expect the total cost of our Blairstown project to be approximately $97 million based upon currently revised estimates. In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We are also evaluating project possibilities for our sites in Augusta, Georgia and Spring Hope, North Carolina. We plan to use a portion of our current cash to fund these projects and to provide seed equity for new projects while we analyze financing options. We will also use cash on hand to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development. We will need substantial additional capital to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Loss. We incurred a net loss of $12.2 million for the six months ended June 30, 2007 versus a net loss of $8.1 million for the six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 included non-cash charges totaling $6.9 million or 56.6% of our net loss for the period. Non-cash charges resulted from:

•	$2.6 million in expenses for the issuance of stock options and warrants for services;

•	$390,000 for depreciation and amortization;

•	$2.8 million for an impairment loss on property held for development; and

•	$1.1 million in loss on equity of H2Diesel Holdings, Inc.

The increase in net loss of $4.1 million for the six months ended June 30, 2007 as compared to the prior year period resulted primarily from increases of:

•	$1.3 million in gross loss from our Iowa plant;

•	$2.4 million in general and administrative expenses;

•	$2.8 million for the impairment loss on property held for development; and

•	$795,000 in loss on equity of H2Diesel Holdings, Inc.;

partially offset by decreases of:

•	$1.1 million in equity compensation;

•	$94,000 in research and development expenses;

•	$2.0 million in the loss on royalty note conversion; and

•	$185,000 in interest expense.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the six months ended June 30, 2007 increased slightly to $5.69 million from $5.65 million in the prior year. This increase was due primarily to a higher average selling price per gallon partially offset by a decrease in the number of gallons sold during the six months ended June 30, 2007 as compared to the prior year. During the six months ended June 30, 2007, BioFuels sold 2.6 million gallons of ethanol at monthly prices ranging between $1.84 and $2.09 per gallon with an average price of $1.99 per gallon and generated revenue of $503,000 from the sales of by-products. During the six months ended June 30, 2006, we sold approximately 2.8 million gallons of ethanol through the BioFuels facility at monthly prices ranging between $1.51 and $2.37 per gallon, with an average price of $1.92 per gallon of ethanol. We generated revenue of approximately $410,000 from the sales of by-products.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Factory overhead includes energy costs, depreciation and repairs and maintenance. Cost of sales for the six months ended June 30, 2007 was $6.3 million compared to $4.9 million for the six months ended June 30, 2006. The increase in cost of sales is directly related to the average monthly cost of corn for the six months ended June 30, 2007 of $1.44 per gallon compared to $0.80 per gallon for the six months ended June 30, 2006. The average monthly cost of sales during the six months ended June 30, 2007 was $2.40 per gallon compared to $1.79 for the first six months of the prior year. The increase in average monthly cost of sales was partially offset by a $223,000 decrease in the cost to purchase natural gas. The BioFuels facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which has resulted and may continue to result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Loss. Gross loss for the six months ended June 30, 2007 was $569,000, or 10.0% of net sales versus a gross profit of $716,000, or 12.7% of net sales for the six months ended June 30, 2006. The increase in gross loss is principally due to a higher average cost per gallon resulting from an increase in corn costs for the six months ended June 30, 2007 compared to that of the prior year.

General and Administrative Expenses. General and administrative expenses (“G&A”) were $5.0 million for the six months ended June 30, 2007, compared to $2.6 million for the six months ended June 30, 2006, reflecting an increase of $2.4 million, or 92.3%. G&A for the six months ended June 30, 2007 included corporate overhead of $3.8 million, compared to corporate overhead of $2.2 million in 2006, an increase of $1.6 million, or 72.7% compared to 2006 corporate overhead.

The primary components of 2007 corporate overhead expense were;

•	$1.4 million for accounting and legal services;

•	$690,000 for travel and entertainment expenses;

•	$696,000 for payroll expenses;

•	$492,000 for consulting and other outside services; and

•	$119,000 for insurance expenses.

The increase in corporate overhead in 2007 as compared to 2006 was primarily attributable to:

•	a $1.2 million increase in accounting, legal and professional fees due primarily to our SEC filings and litigation costs;

•	a $597,000 increase in travel and entertainment expenses, resulting primarily from travel related to executive management’s assessment of our facilities and business expansion;

•	a $178,000 increase in payroll expenses; and

•	a $140,000 increase in rent expenses,

partially offset by a $614,000 decrease in outside advisory fees primarily due to the termination of our consulting arrangement with a former related party consultant.

Other significant items that contributed to the net increase in 2007 G&A were (a) an increase of $475,000 related to our CoastalXethanol operations, which commenced during the second quarter of 2006; and (b) an increase of $192,000 related to our Spring Hope, North Carolina site, which we acquired during the fourth quarter of 2006.

Equity Compensation. Equity compensation for the six months ended June 30, 2007 was $2.6 million compared to $3.7 million for six months ended June 30, 2006. The significant items in equity compensation include:

•
$1.6 million in compensation expense for the six months ended June 30, 2007 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $900,000 from $2.5 million in the prior year;

•
$608,000 in compensation expense for the six months ended June 30, 2007 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing an increase of $472,000 from $136,000 in the prior year;

•	no compensation expense for the six months ended June 30, 2007 related to shares of common stock issued for services rendered, representing a decrease of $511,000 from $511,000 in the prior year; and

•	$421,000 in compensation expense related to warrants issued for the six months ended June 30, 2007, representing a decrease of $165,000 from $586,000 in the prior year.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2007 was $165,000 compared to $110,000 for the prior year period. This increase is attributable to a $136,000 increase in amortization expense for the six months ended June 30, 2007 related to the license and research agreement acquired during June 2006 partially offset by an $81,000 decrease in depreciation expense related to our Permeate facility.

Impairment Loss - Property Held for Development.  At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to our assets in Spring Hope, North Carolina, which we had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based upon discussions with a party potentially interested in acquiring the assets, we have determined that we should record an impairment loss on these assets.

Research and Development. Research and development expenses decreased by $94,000 to $335,000 for the six months ended June 30, 2007, compared to $429,000 for the six months ended June 30, 2006. This decrease is primarily due to $51,000 expensed in 2006 related to warrants issued during the first quarter of 2006 to a member of our advisory board who is a scientist at Virginia Tech University.

Interest Income. Interest income for the six months ended June 30, 2007 was $370,000, representing a decrease of $15,000 from $385,000 for the six months ended June 30, 2006. This decrease is due directly to the decrease in our cash position and short-term investments as a result of the cash we have used for operations and financing and investing activities since our private offerings in April 2006.

Interest Expense. Interest expense was $29,000 for the six months ended June 30, 2007, a decrease of $185,000 from $214,000 for the six months ended June 30, 2006. The decrease is primarily the result of conversion of the $6.6 million of secured royalty notes into common stock during the second quarter of 2006.

Loss on Equity of H2Diesel. We recorded a loss on equity of H2Diesel of $1.1 million for the six months ended June 30, 2007, an increase of $795,000 from $256,000 for the six months ended June 30, 2006. This loss represents our portion of H2Diesel’s net losses, based on the equity method of accounting for the six months ended June 30, 2007. Our investment in H2Diesel originated on April 14, 2006. The increase in loss is due primarily to shorter period of investment in the prior year.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Loss. We incurred a net loss of $6.6 million for the three months ended June 30, 2007 versus a net loss of $5.9 million for the prior year quarter. The net loss for the three months ended June 30, 2007 included non-cash charges totaling $4.5 million or 68.2% of our net loss for the quarter. Non-cash charges resulted from:

•	$1.0 million in expenses for the issuance of stock options and warrants for services;

•	$196,000 for depreciation and amortization;

•	$2.8 million for an impairment loss on property held for development; and

•	$425,000 for the loss on equity of H2Diesel Holdings, Inc.

The increase in net loss of $765,000 for the three months ended June 30, 2007 as compared to the prior year quarter resulted primarily from increases of:

•	$2.8 million in an impairment loss on property held for development;

•	$912,000 in general and administrative expenses;

•	$912,000 in gross loss from our Iowa plant; and

•	$169,000 in loss on equity of H2Diesel Holdings, Inc.;

partially offset by decreases of:

•	$2.0 million for the loss on royalty note conversion;

•	$2.1 million in equity compensation;

•	$250,000 in research and development expenses; and

•	$146,000 in interest income.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the three months ended June 30, 2007 increased to $3.3 million from $3.2 million in the prior year quarter. This increase was due primarily to an increase in the number of gallons of ethanol sold during the current period, partially offset by a decrease in the average selling price per gallon from 2006 to 2007. During the three months ended June 30, 2007, BioFuels sold 1.4 million gallons of ethanol at monthly prices ranging between $2.01 and $2.09 per gallon, with an average price of $2.06 per gallon. We generated revenue of $293,000 from the sales of by-products. During the three months ended June 30, 2006, we sold approximately 1.3 million gallons of ethanol at monthly prices ranging between $2.18 and $2.37 per gallon with an average price of $2.26 per gallon of ethanol and generated revenue of approximately $189,000 from the sales of by-products.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Factory overhead includes energy costs, depreciation and repairs and maintenance. Cost of sales for the three months ended June 30, 2007 was $3.4 million compared to $2.4 million for the three months ended June 30, 2006. The increase in cost of sales is directly related to the average monthly cost of corn for the three months ended June 30, 2007 of $1.49 per gallon compared to $0.82 per gallon for the three months ended June 30, 2006. The average monthly cost of sales during the three months ended June 30, 2007 was $2.34 per gallon compared to $1.78 for the prior year quarter. The BioFuels facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which may result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Loss. Gross loss for the three months ended June 30, 2007 was $107,000, or 3.2% of net sales, versus gross profit of $805,000, or 25.2% of net sales, for the three months ended June 30, 2006. The increase in gross loss is principally due to a higher average cost per gallon resulting from an increase in corn costs for the three months ended June 30, 2007 combined with a lower average selling price per gallon as compared to that of the prior year.

General and Administrative Expenses. G&A were $2.2 million for the three months ended June 30, 2007, compared to $1.3 million for the three months ended June 30, 2006, reflecting an increase of $900,000, or 69.2%. G&A for the three months ended June 30, 2007 including corporate overhead of approximately $1.8 million, compared to corporate overhead of $948,000 in 2006, an increase of $852,000, or 89.7% compared to 2006 corporate overhead.

The primary components of 2007 corporate overhead expense were:

•	$690,000 for accounting and legal services;

•	$294,000 for travel and entertainment expenses;

•	$353,000 for payroll expenses;

•	$234,000 for consulting and other outside services; and

•	$80,000 for insurance expenses.

The increase in corporate overhead in 2007 as compared to 2006 was primarily attributable to increases of:

•	$603,000 in accounting, legal and professional fees due primarily to our SEC filings and litigation costs;

•	$257,000 in travel and entertainment expenses, resulting primarily from travel related to executive management’s assessment of our facilities and business expansion;

•	$143,000 payroll expenses;

partially offset by a $264,000 decrease in outside advisory fees primarily due to the termination of our consulting arrangement with a former related party consultant.

Other significant items that contributed to the net increase in 2007 G&A were (a) an increase of $116,000 related to our Spring Hope, North Carolina site, which we acquired during the fourth quarter of 2006; partially offset by (b) a decrease of $78,000 related to our CoastalXethanol operations, which commenced during the second quarter of 2006.

Equity Compensation. Equity compensation for the three months ended June 30, 2007 was $1.0 million compared to $3.1 million for the three months ended June 30, 2006. The significant items in equity compensation include:

•
$684,000 in compensation expense for the three months ended June 30, 2007 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $1.7 million from $2.3 million in the prior year quarter;

•
$181,000 in compensation expense for the three months ended June 30, 2007 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing an increase of $113,000 from $68,000 in the prior year quarter;

•
no compensation expense for the three months ended June 30, 2007 related to shares of common stock issued for services rendered, representing a decrease of $446,000 from $446,000 in the prior year quarter; and

•	$168,000 in compensation expense related to warrants issued for the three months ended June 30, 2007, a decrease of $93,000 from $261,000 in the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2007 was $83,000 compared to $70,000 for the prior year quarter. This increase is attributable to a $68,000 increase in amortization expense for the three months ended June 30, 2007 related to a license and research agreement acquired during June 2006 partially offset by a $55,000 decrease in depreciation expense related to our Permeate facility.

Impairment Loss - Property Held for Development.  At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to our assets in Spring Hope, North Carolina, which we had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based upon discussions with a party potentially interested in acquiring the assets, we have determined that we should record an impairment loss on these assets.

Research and Development. Research and development expenses decreased by $250,000 to $128,000 for the three months ended June 30, 2007, compared to $378,000 for the three months ended June 30, 2006. This decrease is primarily due to expenses of $188,000 for the USDA Forest Products Laboratory during the three months ended June 30, 2006 as compared to $62,500 for the three months ended June 30, 2007. This decrease is also partially due to $51,000 reclassified to research and development expense related to warrants issued during the second quarter of 2006 to a member of our advisory board who is a scientist at Virginia Tech University.

Interest Income. Interest income for the three months ended June 30, 2007 was $230,000, representing a decrease of $146,000 from $376,000 for the three months ended June 30, 2006. This decrease is due directly to our use of cash for operations and financing and investing activities since our private offerings in April 2006.

Interest Expense. Interest expense was $15,000 for the three months ended June 30, 2007, a decrease of $29,000 from $44,000 for the three months ended June 30, 2006. The decrease is primarily the result of conversion of the $6.6 million of secured royalty notes into common stock during the second quarter of 2006.

Loss on Equity of H2Diesel. We recorded an estimated loss on equity of H2Diesel of $425,000 for the three months ended June 30, 2007, an increase of $169,000 from $256,000 for the three months ended June 30, 2006. This loss represents our portion of H2Diesel’s net losses, based on the equity method of accounting for the three months ended June 30, 2007. Our investment in H2Diesel originated on April 14, 2006. The increase in net loss is due primarily to the increase in the net losses of H2Diesel for the corresponding period.

Liquidity and Capital Resources

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $18.1 million. Our working capital as of June 30, 2007 was $18.2 million, representing a decrease in working capital of $6.2 million compared to working capital of $24.4 million at December 31, 2006. As of June 30, 2007, we had outstanding debt instruments totaling $321,000.

During the six months ended June 30, 2007, we used net cash of $5.3 million for operating activities. We used additional cash of $17.3 million for investing activities consisting of net investments in marketable securities of $16.3 million and $1.0 million in property and equipment at our existing Blairstown expansion project and $23,000 for other property and equipment. During the six months ended June 30, 2007, we received cash proceeds of $223,000 from the exercise of stockholder warrants.

As noted above, we anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We plan to build a new 35 million gallon production facility at our existing Blairstown location. We expect the total cost of our Blairstown project to be approximately $97 million based upon currently revised estimates. This cost includes approximately $15 million related to a cogeneration plant.” On June 30, 2006, we entered into a $1.9 million contract for the design and engineering of the proposed Blairstown facility. Through June 30, 2007, we have made payments of $810,000 under the contract. In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We agreed to pay $600,000 to our joint venture partner over the next five years and are currently evaluating project costs for the next twelve months to pursue this project. We are also evaluating project possibilities for our Augusta, Georgia and Spring Hope, North Carolina sites.

As of August 1, 2007, we had cash, cash equivalents and marketable securities of approximately $17.1 million (including a net investment in marketable securities of $13.3 million). We plan to use a portion of our current cash to provide seed equity for the projects while we analyze financing options. We will also use cash on hand to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development.

We will need substantial additional capital to pursue our growth plans. We may seek to raise capital through additional equity offerings, debt financing, bond financing, asset sales, or a combination of these methods. We are currently in preliminary discussions with several intermediaries, advisors and investors to structure and raise the funds to finance these projects. As of August 1, 2007, we currently have no access to approximately $10 million in equity funding through our common stock purchase agreement with Fusion Capital because the market price of our common stock is below $2.00 per share. We can draw on our agreement with Fusion Capital only if the market price of our common stock is greater than $2.00 per share. The closing stock price of our common stock as of August 1, 2007 was $1.30 per share. We currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

Our remaining $759,000 of intangible assets at June 30, 2007 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). The research agreement ($520,000, net of amortization) is currently being amortized over its three-year term. The license agreement ($239,000, net of amortization) is currently being amortized over its 20-year life.

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

At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to our assets in Spring Hope, North Carolina, which we had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based upon discussions with a party potentially interested in acquiring the assets, we have determined that we should record an impairment loss on these assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2007.

Item 4T. Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to several lawsuits as described below. Adverse results in these lawsuits could have a material adverse effect on our business, results of operations and financial condition. In connection with the Roll lawsuit described below, we accrued $200,000 at December 31, 2005 to cover the deductible amount we are required to pay under our director and officer liability insurance policy. Similarly, in connection with the class action and derivative lawsuits described below, we accrued $200,000 at December 31, 2006 to cover the deductible amount we are required to pay under our director and officer liability insurance policy for those claims. We reduce these accruals as we pay the legal fees associated with the lawsuits.

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

On July 23, 2007, we initiated a lawsuit against Julianne Murphy, Patrick Raley as Trustee of the Julianne Murphy Trust, and Epiphany Partners, Inc. in the United States District Court for the Middle District of Florida. The action alleges fraudulent misrepresentation, unjust enrichment, breach of contract, fraudulent conveyance, fraudulent transfer and fraudulent asset conversion in connection with the cancellation of the Old Xethanol shares described in the preceding paragraph and the reissuance of those shares in the name of the Julianne Murphy Trust. We seek recovery of compensatory damages of not less than $1 million dollars and punitive damages.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that we and some of our current and former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, our Executive Vice President, Corporate Development and principal accounting officer and our former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and our former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints (the “Class Action Suits”) were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend our interests in this litigation. We believe that a material loss in this case is reasonably possible, but we are unable at present to estimate the amount of that loss.

Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and our Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.) (the “Derivative Suits”). These Derivative Suits allege that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the Class Action Suits. The plaintiffs in these suits seek unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. The plaintiffs have opposed that motion, which is now fully briefed before the court. Management has instructed counsel to vigorously represent and defend our interests in this litigation. We believe that a material loss in this case is reasonably possible, but we are unable at present to estimate the amount of that loss.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Risk Factors” in Part I, Item 1, “Description of Business,” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.1
Amended and Restated Employment Agreement dated as of June 19, 2007 by and between Xethanol Corporation and Thomas J. Endres. [Incorporated by reference to Exhibit 10.16 in our registration statement on Form SB-2, Amendment No. 6, filed with the SEC on August 8, 2007.]

10.2
Form of Non-Qualified Stock Option Agreement (for options granted on December 7, 2006). [Incorporated by reference to Exhibit 10.9 in our registration statement on Form SB-2, Amendment No. 6, filed with the SEC on August 8, 2007.]

10.3
Form of Non-Qualified Stock Option Agreement (for options granted during 2007). [Incorporated by reference to Exhibit 10.10 in our registration statement on Form SB-2, Amendment No. 6, filed with the SEC on August 8, 2007.]

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETHANOL CORPORATION

Date: August 14, 2007	By:	/s/ David R. Ames
David R. Ames
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Gary Flicker
Gary Flicker
EVP and Chief Financial Officer (Principal Financial Officer)