Form 10-Q
period 2007-09-30
XETHANOL CORP
filed 2007-11-14
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to______________

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

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

The number of outstanding shares of the registrant’s common stock on November 14, 2007 was 28,609,103.

PART I – Financial Information

Item 1. Financial Statements

Xethanol Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,435	$24,183
Receivables	612	582
Inventories	248	291
Other current assets	654	846
Total current assets	14,949	25,902

Property and equipment, net of depreciation and amortization of $1,649 and $1,261 in 2007 and 2006, respectively	8,143	8,596
Property held for development	11,008	12,553
Property held for sale	1,054	-
Investment in and advances to H2Diesel Holdings, Inc.	647	1,963
Research and license agreements, net of amortization of $341 and $136 in 2007 and 2006, respectively	691	895
Other assets	578	1,537
TOTAL ASSETS	$37,070	$51,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,663	$1,229
Accounts payable - related parties	16	318
Total current liabilities	1,679	1,547

Note payable	299	310
Minority interest	116	116
Capitalized lease obligation	17	22
Total liabilities	2,111	1,995

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,609,103 and 28,497,648 shares issued and outstanding in 2007 and 2006, respectively	29	28
Additional paid-in-capital	88,550	84,974
Accumulated deficit	(53,620)	(35,551)
Total stockholders' equity	34,959	49,451
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,070	$51,446

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$2,744	$2,847	$8,432	$8,496
Cost of sales, including depreciation of $338 and $338 for six months ended September 30, 2007 and 2006 and $113 and $113 for three months ended September 30, 2007 and 2006	3,255	2,432	9,512	7,366
Gross (loss) profit	(511)	415	(1,080)	1,130

Operating expenses:
General and administrative expenses	2,245	2,097	7,220	4,699
Equity compensation	761	462	3,353	4,197
Depreciation and amortization	89	115	254	225
Impairment losses	522	-	3,356	-
Research and development	149	190	483	619
Total operating expenses	3,766	2,864	14,666	9,740

Loss from operations before other (expense) income	(4,277)	(2,449)	(15,746)	(8,610)

Other (expense) income:
Interest income	250	359	619	744
Interest expense	(14)	(2)	(42)	(216)
Loss on marketable securities	(1,589)	-	(1,589)	-
Loss on equity of H2Diesel Holdings, Inc.	(265)	(666)	(1,316)	(922)
Loss on royalty note conversion	-	-	-	(1,967)
Other income	1	360	5	473
Total other (expense) income	(1,617)	51	(2,323)	(1,888)

Net loss	$(5,894)	$(2,398)	$(18,069)	$(10,498)

Basic and diluted net loss per share	$(0.21)	$(0.09)	$(0.63)	$(0.52)

Weighted average number of shares outstanding	28,609	27,286	28,587	20,074

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Total
Balance at December 31, 2006	28,498	$28	$84,974	$(35,551)	$49,451
Shares issued for exercise of warrants	111	1	223	-	224
Options granted under 2005 Incentive
Compensation Plan	-	-	2,932	-	2,932
Warrants issued for services	-	-	421	-	421
Net loss	-	-	-	(18,069)	(18,069)
Balance at September 30, 2007	28,609	$29	$88,550	$(53,620)	$34,959

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(18,069)	$(10,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593	564
Amortization of management fee income	-	(437)
Issuance of common stock, stock options and warrants for services rendered	3,353	4,197
Issuance of warrants for debt conversion	-	1,967
Issuance of warrants in settlement of interest liability on secured notes	-	204
Impairment losses	3,356	-
Loss on marketable securities	1,589	-
Loss on equity of H2Diesel Holdings, Inc.	1,316	922
Changes in operating assets and liabilities:
Receivables	(30)	135
Inventories	43	(51)
Other assets and liabilities	191	(615)
Accounts payable and accrued expenses	434	181
Accounts payable-related parties	(301)	-
Net cash used in operating activities	(7,525)	(3,431)

Cash flows from investing activities
Purchase of property and equipment	(1,511)	(1,449)
Purchase of property held for development	(328)	(8,644)
Investment in marketable securities	(38,100)	(32,805)
Redemption of marketable securities	36,510	17,319
Advances to H2Diesel Holdings, Inc.	-	(50)
Net cash used in investing activities	(3,429)	(25,629)

Cash flows from financing activities
Cash received for common stock	224	42,194
Cash received from acqusition	-	100
Payment of note payable	(11)	-
Payment of mortgage payable	-	(243)
Payment of capitalized lease obligation	(7)	(6)
Net cash provided by financing activities	206	42,045

Net (decrease) increase in cash and cash equivalents	(10,748)	12,985
Cash and cash equivalents - beginning of period	24,183	802
Cash and cash equivalents - end of period	$13,435	$13,787

Supplemental Disclosures
Interest paid	$42	$13
Income taxes paid	112	16

Non-cash activity
Issuance of common stock in partial exchange for mortgage payable	$-	$432
Issuance of new mortgage payable in partial exchange for mortgage payable	-	243
Increase in stockholders' equity as a result of the exchange of mortgage payable with stockholders	-	450
Research and license agreements acquired in exchange for common stock	-	1,032
Investment acquired in exchange for common stock	-	5,425
Investment acquired in exchange for management services	-	794
Conversion of notes payable to common stock	-	6,600

See Notes to Consolidated Financial Statements

Xethanol Corporation
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a renewable energy company focused on alternate energy products and technologies as well as producing ethanol and other co-products.

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission on March 30, 2007, as amended.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2006 is derived from audited financial statements. Certain amounts from 2006 have been reclassified to conform to the 2007 presentation.

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

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market funds, highly liquid debt instruments of the U.S. government and its agencies, and debt instruments secured by bonds of U.S. corporations. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all liquid investments with stated maturities of greater than three months are classified as marketable securities. At September 30, 2007, the Company’s cash equivalents were invested entirely in money market funds.

In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the Company disclosed that it had cash, cash equivalents and marketable securities of approximately $17.1 million as of August 1, 2007, including a net investment in marketable securities of $13.3 million. The $13.3 million investment in marketable securities was comprised of two auction rate securities for which Deutsche Bank Securities Inc. served as initial purchaser and broker-dealer. Each auction rate security holds a fixed portfolio of corporate bonds. Until recently, the securities were purchased and sold through an auction-type mechanism at a 28-day interval. Deutsche Bank Securities Inc. also facilitated the purchase and sale of the securities at par between auction dates. The Company learned in late August 2007 that the most recent auctions of each of the two securities had failed. The Company also learned that Deutsche Bank Securities Inc. was no longer facilitating the purchase and sale of the securities at par between auction dates and that the securities could be sold only at a discount to par.

In light of the current credit markets and the inability of the Company to sell the securities at par, the Company’s board of directors evaluated the risks of continuing to hold the securities, which included the risk that the sales price of the securities might decline even further. Based on this evaluation, the board authorized management to sell all of the securities. The Company did so on September 20, 2007 through Deutsche Bank Securities Inc. at a discount to par. The sales resulted in a loss of $1.6 million of the Company’s $13.3 million total investment in the securities. The Company has reflected a $1.6 million loss resulting from the sale of the securities for the three months ended September 30, 2007.

Loss per Common Share

Loss per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share because their effect would be antidilutive.

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The antidilutive securities are as follows (in thousands):

	Balance at September 30,
	2007	2006
Employee stock options	5,245	1,485
Series A Warrants	2,124	2,124
Series B Warrants	759	759
Other Warrants	1,342	2,160
	9,470	6,528

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

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$93	$81
Work in process	99	94
Finished goods	56	116
	$248	$291

NOTE 3. PROPERTY HELD FOR SALE

During the three months ended September 30, 2007, the Company entered into an agreement to sell a 47-acre portion of its land located at its Blairstown, Iowa location for $554,000 in cash. The sale closed on October 30, 2007.

On October 3, 2007, the Company entered into an agreement to sell all of its property located at its Permeate facility for $500,000 in cash. The sale closed on November 9, 2007.

NOTE 4. IMPAIRMENT LOSSES

At September 30, 2007, the Company recorded a $522,000 impairment loss on fixed assets. The impairment loss relates to the Company’s assets at its Permeate facility in Iowa. On October 3, 2007, the Company entered into an agreement to sell the Permeate facility for $500,000 in cash. Accordingly, the Company has recorded an impairment loss on these assets. On November 9, 2007, the Company sold the Permeate facility, at no gain or loss, for $500,000.

At June 30, 2007, the Company recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to the Company’s assets in Spring Hope, North Carolina, which the Company had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based upon discussions with a party potentially interested in acquiring the assets, the Company determined that it should record an impairment loss on these assets.

NOTE 5. INCENTIVE COMPENSATION PLAN

The Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. Under the Plan, the total number of shares of common stock that may be subject to the granting of awards is 4,000,000 shares, plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. Persons eligible to receive awards under the Plan are the officers, directors and employees of and consultants to the Company and its subsidiaries. On August 10, 2006, at the most recent annual meeting of stockholders, the stockholders voted to amend the Plan (a) to increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (b) to eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year.

During the three and nine months ended September 30, 2007, options to purchase 0 and 915,000 shares of common stock, respectively, were awarded to directors, executive officers and key employees. These options vest up to three years from the date of grant and are exercisable over either a five or ten-year period with exercise prices of either $1.19 or $2.79 per share. The fair value of these options for the three and nine-month periods is $0 and $1.7 million, respectively, was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over their respective vesting periods. Options to purchase 100,000 shares of common stock previously granted were cancelled during the three months ended September 30, 2007. The Company recorded compensation expense for outstanding stock options of $761,000 and $2.9 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, 317,070 shares of common stock and stock options to purchase 5,245,000 shares of common stock are outstanding under the Plan. The total number of shares issuable on exercise of the options granted in December 2006, February 2007 and June 2007 exceeded the number then available under the Plan by 1,662,070 shares. The Company currently contemplates that it will submit to our stockholders at the next annual meeting of stockholders a proposal to amend the Plan to increase the number of shares available for award under the Plan to cover at least the 1,562,070 excess shares (which amount reflects the 100,000 options forfeited in the third quarter of 2007). If the stockholders do not approve that amendment, the options for these excess shares will be void, and the compensation committee will consider alternative compensation for those option holders.

The weighted average fair value of stock options granted during the periods presented is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Exercise Price	-	$3.62	$2.70	$6.47
Risk-free interest rate	-	4.74%	4.84%	4.60%
Expected life of options in years	-	5.00	9.73	4.60
Expected dividend yield	-	0%	0%	0%
Expected volatility	-	55.0%	55.0%	55.0%

NOTE 6. WARRANTS

The Company issued no warrants during the nine months ended September 30, 2007. The Company recorded compensation expense for outstanding warrants of $0 and $421,000 for the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2007, the Company received total cash proceeds of approximately $223,000, through the exercise by an executive vice president of the Company of warrants to purchase 111,455 shares at an exercise price of $2.00 per share. Warrants to purchase 861,271 shares of common stock have expired during the nine months ended September 30, 2007.

On April 13, 2006, in connection with a private placement of securities closed on that date, the Company issued three-year warrants to purchase up to 1,339,605 shares of common stock at an exercise price of $4.50 per share (“Series A warrants”); and three-year warrants to purchase up to 669,846 shares of common stock at an exercise price of $6.85 per share (“Series B warrants”). The Series A warrants may be exercised at any time through and including April 12, 2009. The Series B warrants may be exercised at any time through and including April 12, 2009. The warrants are identical in all respects other than the per share exercise price. The exercise price of the warrants is subject to adjustment on specified capital adjustments or similar transactions, such as a stock split or merger. The warrants provide that the holders may not exercise their warrants to the extent that the exercise would result in the holder and its affiliates beneficially owning more than 9.99% of the Company’s common stock then outstanding, after taking into account the shares of common stock issuable on the exercise. If the holder later disposes of some of its shares of common stock, the holder may then exercise its warrants, subject to the same limitation.

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

At September 30, 2007, the Company had total outstanding warrants to purchase 4,225,050 shares of common stock outstanding with a weighted average exercise price of $5.71 per share.

NOTE 7. INVESTMENT IN H2DIESEL HOLDINGS, INC.

The Company considers its investment in H2Diesel Holdings, Inc. (“H2Diesel”) as a variable interest in a Variable Interest Entity (“VIE”). Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in H2Diesel utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has recorded a loss of $1,316,000 on its investment in H2Diesel for the nine months ended September 30, 2007. The Company owns 5,850,000 shares of H2Diesel common stock as of September 30, 2007, which represents 33.9% of the outstanding common stock of H2Diesel. H2Diesel is currently a development stage company that has not yet generated any revenues.

According to its SEC filings, H2Diesel is obligated to pay $8.5 million in additional payments to the owner of the technology it has licensed and in turn has sublicensed to the Company, including $1.5 million which was due on October 31, 2007; and $1.0 million on March 20, 2008. On November 3, 2007, H2Diesel entered into an amendment to its license agreement with the owner of the technology. The agreement extended the October 31, 2007 payment of $1,500,000 until November 15, 2007. Additionally, H2Diesel agreed to prepay $500,000 of the $1,000,000 that was due on March 20, 2008. Subsequently on November 9, 2007, H2Diesel entered into a further amendment to the license agreement. The payment of $2,000,000 due on November 15, 2007 was extended to November 29, 2007. Additionally, the remaining payment of $500,000 that was due on March 20, 2008 is now due February 20, 2008. The $1,000,000 payment due on March 20, 2009 is now due on February 20, 2009. Of the $1,000,000 payment due on March 20, 2010, $500,000 will be prepaid on February 20, 2010. To make these payments, H2Diesel must raise additional capital. H2Diesel’s most recent annual report on Form 10-KSB notes that these matters raise substantial doubt about H2Diesel’s ability to continue as a going concern. If H2Diesel fails to make the license payments as required, the Company could lose its sublicense of the technology.

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

On October 5, 2007, the Company entered into a Stock Purchase and Termination Agreement (the “Agreement”) with H2Diesel and its wholly owned subsidiary, H2Diesel, Inc (“H2 Sub”). On signing the Agreement, H2Diesel paid the Company a $250,000 non-refundable deposit that will apply towards the purchase price described below. The Company and H2 Sub are parties to an Amended and Restated Sublicense Agreement dated June 15, 2006, a Technology Access Agreement dated June 15, 2006 and a Letter Agreement regarding registration rights dated October 16, 2006. As noted above, the Company currently owns 5,850,000 shares of H2Diesel common stock, which is quoted on the OTC Bulletin Board under the trading symbol HTWO.OB. The closing price of the common stock of H2Diesel on November 6, 2007 was $3.50 per share, and the average daily trading volume over the previous three months was approximately 33,600 shares.

Under the Agreement, the Company agreed to sell to H2Diesel 5,460,000 shares of the common stock of H2Diesel, or approximately 31.6% of H2Diesel’s outstanding common stock. The purchase price is $7.0 million. In addition, the agreements described in the previous paragraph will be terminated at the closing, and a $50,000 loan from the Company to H2Diesel will be deemed satisfied and cancelled. The closing is conditioned on the closing of a transaction in which H2Diesel obtains a minimum of $10,000,000 of new financing, although H2Diesel may waive this condition in its sole discretion. The Company will retain the remaining 390,000 shares of H2Diesel common stock that it now owns but may elect to sell those shares in the future.

Summarized financial information of H2Diesel Holdings, Inc. as of September 30, 2007 is as follows (in thousands):

Nine Months Ended September 30, 2007
Statement of Operations:
Research and development expenses	$419,799
General and administrative expenses	4,295,465
Net loss from operations	(4,715,264)
Interest income	36,818
Interest expense	(585,185)
Gain on fair value adjustment	629,640
Net loss	$(4,633,991)
Dividend - preferred stock	2,620,844)
Net loss available to common shareholders	$(7,254,835)

September 30, 2007
Balance Sheet:
Cash	$2,192,069
Prepaid and deferred expenses	23,750
Total current assets	2,215,819
License agreement	8,061,300
Total assets	$10,277,119

Accounts payable and accrued expenses	$784,003
Note payable - Xethanol Corp.	50,000
License agreement payable, current portion	2,200,090
Accrued dividend on preferred stock	124,695
Total current liabilities	3,158,788
License agreement payable	4,039,280
Total liabilities	7,198,068

Common stock	17,266
Preferred stock	1,644,118
Additional paid-in capital	14,064,576
Deficit accumulated during the development stage	(12,646,909)
Total stockholders’ equity	3,079,051
Total liabilities and stockholders’ equity	$10,277,119

NOTE 8. LEGAL PROCEEDINGS

The Company is a party to a lawsuit as described below. An adverse result in this lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition. In connection with the class action and derivative lawsuits described below, the Company accrued $200,000 at December 31, 2006 to cover the deductible amount it is required to pay under its director and officer insurance policy for those claims. Through September 30, 2007, the Company has paid $200,000 in legal fees, has accrued a liability for the approximately $213,000 in additional legal fees and has recorded a corresponding receivable from its insurance carrier.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of its current and former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, the Company’s Executive Vice President, Corporate Development and principal accounting officer and the Company’s former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and the Company’s former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. On September 7, 2007, the District Court denied that motion, and the case is now in the discovery phase. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation. The Company believes that a material loss in this case is reasonably possible, but the Company is unable at present to estimate the amount of that loss.

Derivative Lawsuit. Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and the Company’s Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.). These derivative lawsuits alleged that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the class action lawsuits described in the preceding paragraph. The plaintiffs in these lawsuits sought unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one lawsuit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. On August 16, 2007, the District Court dismissed the action.

Repurchase of CED’s Interest in Joint Venture; Settlement of CED and Murphy Lawsuits.  On March 5, 2007, Xethanol, along with CoastalXethanol LLC, initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York. The complaint alleged, among other things, that CED had failed to repay to CoastalXethanol loans in the principal amount of $630,000, plus interest, and that CED had failed to properly account for certain funds of Xethanol and CoastalXethanol. In the complaint, Xethanol and CoastalXethanol sought damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation. On April 3, 2007, CED filed an answer and counterclaim, asserting various claims (breach of contract, fraud in the inducement, negligent misrepresentation, tortious interference, alter ego and identical instrumentality liability and conversion) relating to the relationship between Xethanol and CED. CED sought unspecified compensatory and punitive damages. On July 23, 2007, Xethanol initiated a lawsuit against Julianne Murphy, Patrick Raley as Trustee of the Julianne Murphy Trust, and Epiphany Partners, Inc. in the United States District Court for the Middle District of Florida. The action alleged fraudulent misrepresentation, unjust enrichment, breach of contract, fraudulent conveyance, fraudulent transfer and fraudulent asset conversion in connection with the cancellation of the shares in a predecessor of Xethanol and the reissuance of those shares in the name of the Julianne Murphy Trust. Xethanol sought recovery of compensatory damages of not less than $1 million and punitive damages. On September 14, 2007, a settlement of these lawsuits and other related litigation was reached in which some of the individual officers and investors in CED and their affiliates, and some of the officers and directors of Xethanol, were plaintiffs or defendants. In that settlement, Xethanol agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol LLC, which owns (through a wholly owned subsidiary) a former pharmaceutical manufacturing complex located in Augusta, Georgia, and the parties executed releases. The payment and purchase of CED’s 20% interest in CoastalXethanol LLC was completed on September 24, 2007. Xethanol dismissed its claims with prejudice in all of these cases except for the Julianne Murphy case, in which Xethanol dismissed its claims without prejudice.

NOTE 9. COMMITMENT

On April 24, 2007, the Company entered into an office space lease for 6,354 square feet in Atlanta, Georgia. The lease commenced on June 1, 2007 on a 42-month term, including six months of free rent. The base rent is $14,000 per month.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward- looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended, and other SEC filings. The words “believe,” “anticipate,” “expect,” “project,” “intend” and similar expressions identify forward-looking statements. Readers should not place undue reliance on these forward- looking statements, which speak only as of the date the statement was made.

Overview

Currently, our only source of revenue is from our sales of ethanol and related products at our corn based Xethanol BioFuels plant in Blairstown, Iowa. We had cash and cash equivalents of approximately $13.4 million as of September 30, 2007 and $13.0 million as of November 5, 2007. For the nine months ended September 30, 2007, we used a total of approximately $3.4 million in cash in connection with investing activities, including a loss on marketable securities of $1.6 million that we describe in detail in Note 1 to our consolidated financial statements included in this report. As of September 30, 2007, we no longer have an investment in marketable securities.

We anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. To fund this program, we plan to use a portion of our current cash. We also plan to use the $7.0 million we will obtain if H2Diesel Holdings, Inc. (“H2Diesel”) closes on the purchase from us of 5,460,000 shares of H2Diesel common stock, or approximately 31.6% of H2Diesel’s outstanding common stock, as described in detail in Note 6 to our consolidated financial statements included in this report. In addition, we will use our cash to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development. We will need substantial additional capital to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Loss. We incurred a net loss of $18.1 million for the nine months ended September 30, 2007 versus a net loss of $10.5 million for the nine months ended September 30, 2006. The net loss for the nine months ended September 30, 2007 included non-cash charges totaling $8.6 million or 47.5% of our net loss for the period. Non-cash charges resulted from:

•	$3.4 million in expenses for the issuance of stock options and warrants for services;
•	$3.4 million in impairment losses on fixed assets;
•	$1.3 million in loss on equity of H2Diesel Holdings, Inc.; and
•	$592,000 for depreciation and amortization.

The increase in net loss of $7.6 million for the nine months ended September 30, 2007 as compared to the prior year period resulted primarily from:

•	$3.4 million in impairment losses on fixed assets;
•	$2.5 million in general and administrative expenses;
•	a $2.2 million gross loss from our Iowa plant;
•	a $1.6 million loss on marketable securities; and
•	$394,000 in loss on equity of H2Diesel Holdings, Inc.;

partially offset by decreases of:

•	$844,000 million in equity compensation;
•	$136,000 in research and development expenses;
•	$2.0 million in the loss on royalty note conversion; and
•	$174,000 in interest expense.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the nine months ended September 30, 2007 decreased slightly to $8.4 million from $8.5 million in the prior year. This decrease was due primarily to a slightly lower average selling price per gallon during the nine months ended September 30, 2007 as compared to the prior year. During the nine months ended September 30, 2007, BioFuels sold 4.0 million gallons of ethanol at monthly prices ranging between $1.55 and $2.09 per gallon, with an average price of $1.91 per gallon. BioFuels also generated revenue of $742,000 from the sales of by-products during the 2007 period. During the nine months ended September 30, 2006, BioFuels sold approximately 4.0 million gallons of ethanol at monthly prices ranging between $1.51 and $2.37 per gallon, with an average price of $1.99 per gallon of ethanol. BioFuels also generated revenue of approximately $559,000 from the sales of by-products during the 2006 period.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Factory overhead includes energy costs, depreciation and repairs and maintenance. Cost of sales for the nine months ended September 30, 2007 was $9.5 million compared to $7.4 million for the nine months ended September 30, 2006. The increase in cost of sales is directly related to the average monthly cost of corn for the nine months ended September 30, 2007 of $1.46 per gallon compared to $0.85 per gallon for the nine months ended September 30, 2006. The average monthly cost of sales during the nine months ended September 30, 2007 was $2.36 per gallon compared to $1.83 for the first nine months of the prior year. The increase in average monthly cost of sales was partially offset by a $228,000 decrease in the cost of natural gas. The BioFuels facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which has resulted and may continue to result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Loss. Gross loss for the nine months ended September 30, 2007 was $1.1 million, or 13.1% of net sales versus a gross profit of $1.0 million, or 11.8% of net sales for the nine months ended September 30, 2006. The increase in gross loss is principally due to a higher average cost per gallon resulting from an increase in corn costs combined with a lower average selling price per gallon for the nine months ended September 30, 2007 compared to that of the prior year.

General and Administrative Expenses. General and administrative expenses (“G&A”) were $7.2 million for the nine months ended September 30, 2007, compared to $4.7 million for the nine months ended September 30, 2006, reflecting an increase of $2.5 million, or 53.2%. G&A for the nine months ended September 30, 2007 included corporate overhead of $5.6 million, compared to corporate overhead of $3.9 million for the nine months ended September 30, 2006, an increase of $1.7 million, or 43.6% compared to 2006 corporate overhead.

The primary components of 2007 corporate overhead expense were:

•	$2.1 million for accounting and legal services;
•	$822,000 for travel and entertainment expenses;
•	$1.1 million for payroll expenses;
•	$751,000 for consulting and other outside services;
•	$318,000 for rent expenses; and
•	$219,000 for insurance expenses.

The increase in corporate overhead in 2007 as compared to 2006 was primarily attributable to:

•	a $1.5 million increase in accounting, legal and professional fees due primarily to our SEC filings and litigation costs;
•	a $597,000 increase in travel and entertainment expenses, resulting primarily from travel related to executive management’s assessment of our facilities and business expansion;
•	a $180,000 increase in rent expenses; and
•	a $59,000 increase in payroll expenses.

partially offset by a $986,000 decrease in outside advisory fees primarily due to the termination of our consulting arrangement with a former related party consultant and a decrease in engineering and design expenses of $237,000.

Other significant items that contributed to the net increase in 2007 G&A were (a) an increase of $480,000 related to our CoastalXethanol operations, which commenced during the second quarter of 2006; and (b) an increase of $319,000 related to our Spring Hope, North Carolina site, which we acquired during the fourth quarter of 2006.

Equity Compensation. Equity compensation for the nine months ended September 30, 2007 was $3.4 million compared to $4.2 million for nine months ended September 30, 2006. The significant items in equity compensation include:

•
$2.1 million in compensation expense for the nine months ended September 30, 2007 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $21,000 from approximately $2.2 million in the prior year;

•
$788,000 in compensation expense for the nine months ended September 30, 2007 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing an increase of $192,000 from $596,000 in the prior year;

•	no compensation expense for the nine months ended September 30, 2007 related to shares of common stock issued for services rendered, representing a decrease of $568,000 from the prior year; and
•	$421,000 in compensation expense related to warrants issued for the nine months ended September 30, 2007, representing a decrease of $446,000 from $867,000 in the prior year.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2007 was $254,000 compared to $225,000 for the prior year period. This increase is principally attributable to a $136,000 increase in amortization expense for the nine months ended September 30, 2007 related to the license and research agreement acquired during September 2006 partially offset by an $112,000 decrease in depreciation expense related to our Permeate facility.

Impairment Losses.  Impairment losses during the nine months ended September 30, 2007 were $3.4 million. These losses consisted of the following:

At September 30, 2007, we recorded a $522,000 impairment loss on fixed assets. The impairment loss relates to our assets at our Permeate facility in Iowa. On October 3, 2007, we entered into an agreement to sell the Permeate facility for $500,000 in cash. Accordingly, we recorded an impairment loss on these assets. On November 9, 2007, we sold the Permeate facility, at no gain or loss, for $500,000.

At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to our assets in Spring Hope, North Carolina, which we had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based upon discussions with a party potentially interested in acquiring the assets, we determined that we should record an impairment loss on these assets.

Research and Development. Research and development expenses decreased by $136,000 to $483,000 for the nine months ended September 30, 2007, compared to $619,000 for the nine months ended September 30, 2006. This decrease is primarily due to a $75,000 decrease in expenses as the result of an extension to the contract with the National Renewable Energy Laboratory and a $60,000 decrease in expenses because of the completion of a research and development contract with UTEK Corp. in March 2007.

Interest Income. Interest income for the nine months ended September 30, 2007 was $619,000, representing a decrease of $125,000 from $744,000 for the nine months ended September 30, 2006. This decrease is due directly to the decrease in our cash position and short-term investments as a result of the cash we have used for operations and financing and investing activities since our private offerings in April 2006.

Interest Expense. Interest expense was $42,000 for the nine months ended September 30, 2007, a decrease of $174,000 from $216,000 for the nine months ended September 30, 2006. The decrease is primarily the result of conversion of the $6.6 million of secured royalty notes into common stock during the second quarter of 2006.

Loss on Equity of H2Diesel. We recorded a loss on equity of H2Diesel of $1.3 million for the nine months ended September 30, 2007, an increase of $394,000 from $922,000 for the nine months ended September 30, 2006. This loss represents our portion of H2Diesel’s net losses, based on the equity method of accounting for the nine months ended September 30, 2007. Our investment in H2Diesel originated on April 14, 2006. The increase in loss is due primarily to a shorter period of investment in the prior year.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Loss. We incurred a net loss of $5.9 million for the three months ended September 30, 2007 versus a net loss of $2.4 million for the prior year quarter. The net loss for the three months ended September 30, 2007 included non-cash charges totaling $1.8 million or 30.5% of our net loss for the quarter. Non-cash charges resulted from:

•	a $761,000 expense for the issuance of stock options and warrants for services;
•	a $522,000 impairment loss on fixed assets at our Permeate facility;
•	$203,000 in depreciation and amortization expenses; and
•	a $265,000 loss on equity of H2Diesel.

The increase in net loss of $3.2 million for the three months ended September 30, 2007 as compared to the prior year quarter resulted primarily from:

•	a $1.6 million loss on marketable securities;
•	a $926,000 gross loss from our BioFuels operations;
•	a $522,000 impairment loss on fixed assets at our Permeate facility;
•	a $359,000 decrease in other income, due principally to a $437,000 decrease in H2Diesel management fees from $437,000 in 2006 to no management fees in 2007;
•	a $299,000 expense for the issuance of stock options and warrants for services; and
•	a $109,000 decrease in interest income;

partially offset by a decrease of $401,000 in the loss on equity of H2Diesel and a decrease of $41,000 in research and development expenses.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new capacity as well as predicting gross margin, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the three months ended September 30, 2007 decreased to $2.7 million from $2.8 million in the prior year quarter. This decrease was due primarily to a lower average selling price per gallon during the three months ended September 30, 2007 as compared to the prior year. During the three months ended September 30, 2007, BioFuels sold 1.4 million gallons of ethanol at monthly prices ranging between $1.55 and $1.94 per gallon, with an average price of $1.76 per gallon. We generated revenue of $240,000 from the sales of by-products. During the three months ended September 30, 2006, we sold approximately 1.3 million gallons of ethanol at monthly prices ranging between $1.95 and $2.25 per gallon with an average price of $2.14 per gallon of ethanol and generated revenue of approximately $149,000 from the sales of by-products.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Factory overhead includes energy costs, depreciation and repairs and maintenance. Cost of sales for the three months ended September 30, 2007 was $3.3 million compared to $2.4 million for the three months ended September 30, 2006. The increase in cost of sales is directly related to the average monthly cost of corn for the three months ended September 30, 2007 of $1.40 per gallon compared to $0.88 per gallon for the three months ended September 30, 2006. The average monthly cost of sales during the three months ended September 30, 2007 was $2.28 per gallon compared to $1.92 for the prior year quarter. The BioFuels facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which may result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Loss. Gross loss for the three months ended September 30, 2007 was $511,000, or 18.6% of net sales, versus gross profit of $415,000, or 14.6% of net sales, for the three months ended September 30, 2006. The increase in gross loss is principally due to a higher average cost per gallon resulting from an increase in corn costs for the three months ended September 30, 2007 combined with a lower average selling price per gallon as compared to that of the prior year.

General and Administrative Expenses. G&A were $2.2 million for the three months ended September 30, 2007, compared to $2.1 million for the three months ended September 30, 2006, reflecting an increase of $148,000, or 7.0%. G&A for the three months ended September 30, 2007 including corporate overhead of approximately $1.8 million, compared to corporate overhead of $1.8 million in 2006, the same as 2006 corporate overhead.

The primary components of 2007 corporate overhead expense were:

•	$734,000 in accounting and legal services;
•	$363,000 for payroll expenses;
•	$259,000 for consulting and other outside services;
•	$132,000 in travel and entertainment expenses;
•	$116,000 in rent expenses; and
•	$100,000 in insurance expenses.

Corporate overhead in 2007 as compared to 2006 included increases of:

•	$385,000 in accounting, legal and professional fees due primarily to our SEC filings and litigation costs; and
•	$93,000 in insurance expense;

partially offset by a $372,000 decrease in outside advisory fees primarily due to the termination of our consulting arrangement with a former related party consultant and a $119,000 decrease in payroll expenses.

Other significant items that contributed to the net increase in 2007 G&A were (a) a $100,000 increase related to our Spring Hope, North Carolina site, which we acquired during the fourth quarter of 2006; and (b) a $32,000 increase related to our CoastalXethanol operations, which commenced during the second quarter of 2006.

Equity Compensation. Equity compensation for the three months ended September 30, 2007 was $761,000 compared to $462,000 for the three months ended September 30, 2006. The significant items in equity compensation include:

•
$581,000 in compensation expense for the three months ended September 30, 2007 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing an increase of $918,000 from a net reversal of $337,000 of expenses due to unvested, forfeited options, in the prior year quarter;

•
$180,000 in compensation expense for the three months ended September 30, 2007 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing a decrease of $280,000 from $460,000 in the prior year quarter;

•
no compensation expense for the three months ended September 30, 2007 related to shares of common stock issued for services rendered, representing a decrease of $57,000 from $57,000 in the prior year quarter; and

•	no compensation expense related to warrants issued for the three months ended September 30, 2007, a decrease of $281,000 from $281,000 in the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2007 was $89,000 compared to $115,000 for the prior year quarter. This decrease is primarily attributable to a $25,000 decrease in depreciation expense related to our Permeate facility.

Impairment Loss.  At September 30, 2007, we recorded a $522,000 impairment loss on fixed assets at our Permeate facility. On October 3, 2007, we entered into an agreement to sell the Permeate facility for $500,000 in cash. Accordingly, we recorded an impairment loss on these assets. On November 9, 2007, we sold the Permeate facility, at no gain or loss, for $500,000.

Research and Development. Research and development expenses decreased by $41,000 to $149,000 for the three months ended September 30, 2007, compared to $190,000 for the three months ended September 30, 2006. This decrease is primarily due to a $30,000 decrease because of the completion of a research and development contract with UTEK Corp. in March 2007 and a $75,000 decrease paid to National Renewable Energy Laboratory partially offset by a $67,000 increase for research at Virginia Tech University.

Interest Income. Interest income for the three months ended September 30, 2007 was $250,000, representing a decrease of $109,000 from $359,000 for the three months ended September 30, 2006. This decrease is due directly to our use of cash for operations and financing and investing activities since our private offerings in April 2006.

Interest Expense. Interest expense was $14,000 for the three months ended September 30, 2007, an increase of $12,000 from $2,000 for the three months ended September 30, 2006. The increase is primarily the result of entering into a note payable to acquire fixed assets at our Bartow, Florida site during the fourth quarter of 2006.

Loss on Equity of H2Diesel. We recorded a loss on equity of H2Diesel of $265,000 for the three months ended September 30, 2007, a decrease of $401,000 from $666,000 for the three months ended September 30, 2006. This loss represents our portion of H2Diesel’s net losses, based on the equity method of accounting for the three months ended September 30, 2007. Our investment in H2Diesel originated on April 14, 2006. The decrease in net loss is due primarily to the increase in H2Diesel stockholders’ equity partially offset be an increase in the net losses of H2Diesel for the corresponding period.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $13.4 million. Our working capital as of September 30, 2007 was $13.3 million, representing a decrease in working capital of $11.1 million compared to working capital of $24.4 million at December 31, 2006. As of September 30, 2007, we had outstanding debt instruments totaling $316,000.

During the nine months ended September 30, 2007, we used net cash of $7.5 million for operating activities. We used additional cash of $3.4 million for investing activities consisting of a loss on marketable securities of $1.6 million and $1.5 million in property and equipment at our existing Blairstown expansion project, and $328,000 for other property and equipment. During the nine months ended September 30, 2007, we received cash proceeds of $223,000 from the exercise of stockholder warrants.

As noted above, we anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We had cash and cash equivalents of approximately $13.4 million as of September 30, 2007 and $13.0 million as of November 5, 2007. This amount reflects the proceeds from the sale on October 30, 2007 of a 47-acre parcel adjacent to our Blairstown, Iowa facility for $554,000 (but not the $500,000 in proceeds from the sale of the Permeate facility). We also expect to receive the $7.0 million we will obtain if H2Diesel closes on the purchase from us of 5,460,000 shares of the common stock of H2Diesel, or approximately 31.6% of H2Diesel’s outstanding common stock, as described in detail in Note 7 to our consolidated financial statements included in this report. We will also use cash on hand to fund corporate overhead, expand infrastructure to accommodate our planned expansion and invest in technology and research and development.

If the closing of the sale of H2Diesel common stock does not occur on or before November 23, 2007 (as extended on November 6, 2007), or a later date as the parties may agree in writing, we and H2Diesel will each have an independent right to terminate the common stock purchase agreement on 10 calendar days’ written notice to the other. Neither party will incur any obligation to the other as a result of the termination, unless the termination results from a failure to close arising from a breach by a party of its obligations under the agreement, in which case the non-breaching party will be entitled to pursue its remedies. The failure of H2Diesel to obtain $10 million in new financing, which is a condition to H2Diesel’s obligation to close the purchase, will not be a breach of the agreement. If the agreement is terminated other than as a result of our breaching our obligations under the agreement, we will retain the non-refundable deposit of $250,000 that H2Diesel has paid to us.

We will need substantial additional capital to pursue our growth plans. We may seek to raise capital through additional equity offerings, debt financing, bond financing, asset sales or a combination of these methods. We currently have no commitments for any additional financing other than the possible closing of the sale of shares of H2Diesel, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

As described in detail in Part II, Item 1, “Legal Proceedings,” we, and some of our current and former officers and directors, are defendants in a shareholder class action lawsuit. We believe that a material loss in this case is reasonably possible, but we are unable at present to estimate the amount of that loss.

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

Our remaining $691,000 of intangible assets at September 30, 2007 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). The research agreement ($455,000, net of amortization) is currently being amortized over its three-year term. The license agreement ($236,000, net of amortization) is currently being amortized over its 20-year life.

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

At September 30, 2007, we recorded a $522,000 impairment loss on fixed assets at our Permeate facility. Because we sold these assets on November 9, 2007 under a sales contract executed October 3, 2007, we recorded an impairment loss on these assets.

At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to our assets in Spring Hope, North Carolina, which we had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based upon discussions with a party potentially interested in acquiring the assets, we determined that we should record an impairment loss on these assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2007.

Item 4T. Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to a lawsuit as described below. An adverse results in this lawsuit could have a material adverse effect on our business, results of operations and financial condition. In connection with the class action and derivative lawsuits described below, we accrued $200,000 at December 31, 2006 to cover the deductible amount we are required to pay under our director and officer liability insurance policy for those claims. Through September 30, 2007, we have paid $200,000 in legal fees, have accrued a liability for the approximately $213,000 in additional legal fees and have recorded a corresponding receivable from our insurance carrier.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that Xethanol and some of its current and former officers and directors made materially false and misleading statements regarding the Xethanol’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a director, Xethanol’s Executive Vice President, Corporate Development and principal accounting officer and Xethanol’s former Chief Financial Officer; Christopher d’Arnaud-Taylor, a director and Xethanol’s former Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. On September 7, 2007, the District Court denied that motion, and the case is now in the discovery phase. Management has instructed counsel to vigorously represent and defend Xethanol’s interests in this litigation. Xethanol believes that a material loss in this case is reasonably possible, but Xethanol is unable at present to estimate the amount of that loss.

Derivative Lawsuit. Starting in late December 2006, three derivative actions were also filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of Xethanol and naming the following individual defendants: Lawrence S. Bellone; Christopher d’Arnaud-Taylor; Jeffrey S. Langberg; David Ames, a director and our Chief Executive Officer and President; and directors William Behrens and Richard Ditoro, and naming Xethanol as a nominal defendant, Radunz v. Bellone, et al., 06 Civ. 15536 (HB) (S.D.N.Y.); Russ v. Bellone, et al., 07 Civ. 00991 (HB) (S.D.N.Y.); and Fay-Hammonds v. Bellone, et al., 07 Civ.00991 (HB) (S.D.N.Y.). These derivative lawsuits alleged that Xethanol was injured by the actions of the individual defendants, based on the same factual allegations found in the class action lawsuits described in the preceding paragraph. The plaintiffs in these lawsuits sought unspecified compensatory damages, injunctive relief and reasonable costs and expenses including counsel fees and experts’ fees. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The plaintiffs filed a consolidated complaint on March 28, 2007, and the defendants filed a motion to dismiss the complaint on April 30, 2007. On August 16, 2007, the District Court dismissed the action.

Repurchase of CED’s Interest in Joint Venture; Settlement of CED and Murphy Lawsuits.  On March 5, 2007, Xethanol, along with CoastalXethanol LLC, initiated an action against Coastal Energy Development, Inc. (“CED”) in the Supreme Court of the State of New York, County of New York. The complaint alleged, among other things, that CED had failed to repay to CoastalXethanol loans in the principal amount of $630,000, plus interest, and that CED had failed to properly account for certain funds of Xethanol and CoastalXethanol. In the complaint, Xethanol and CoastalXethanol sought damages from CED in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys’ fees and expenses incurred in connection with the litigation. On April 3, 2007, CED filed an answer and counterclaim, asserting various claims (breach of contract, fraud in the inducement, negligent misrepresentation, tortious interference, alter ego and identical instrumentality liability and conversion) relating to the relationship between Xethanol and CED. CED sought unspecified compensatory and punitive damages. On July 23, 2007, Xethanol initiated a lawsuit against Julianne Murphy, Patrick Raley as Trustee of the Julianne Murphy Trust, and Epiphany Partners, Inc. in the United States District Court for the Middle District of Florida. The action alleged fraudulent misrepresentation, unjust enrichment, breach of contract, fraudulent conveyance, fraudulent transfer and fraudulent asset conversion in connection with the cancellation of the shares in a predecessor of Xethanol and the reissuance of those shares in the name of the Julianne Murphy Trust. Xethanol sought recovery of compensatory damages of not less than $1 million and punitive damages. On September 14, 2007, a settlement of these lawsuits and other related litigation was reached in which some of the individual officers and investors in CED and their affiliates, and some of the officers and directors of Xethanol, were plaintiffs or defendants. In that settlement, Xethanol agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol LLC, which owns (through a wholly owned subsidiary) a former pharmaceutical manufacturing complex located in Augusta, Georgia, and the parties executed releases. The payment and purchase of CED’s 20% interest in CoastalXethanol LLC was completed on September 24, 2007. Xethanol dismissed its claims with prejudice in all of these cases except for the Julianne Murphy case, in which Xethanol dismissed its claims without prejudice.

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

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

We are including the following information in this quarterly report on Form 10-Q to report the extension on November 6, 2007 of the material agreement described below.

On October 5, 2007, we entered into a Stock Purchase and Termination Agreement (the “Agreement”) with H2Diesel Holdings, Inc. (“H2Diesel”) and its wholly owned subsidiary, H2Diesel, Inc (“H2 Sub”). On signing the Agreement, H2Diesel paid us a $250,000 non-refundable deposit that will apply towards the purchase price described below. We and H2 Sub are parties to an Amended and Restated Sublicense Agreement dated June 15, 2006, a Technology Access Agreement dated June 15, 2006 and a Letter Agreement regarding registration rights dated October 16, 2006. We currently own 5,850,000 shares of H2Diesel common stock, which is quoted on the OTC Bulletin Board under the trading symbol HTWO.OB. The closing price of the common stock of H2Diesel on November 6, 2007 was $3.50 per share, and the average daily trading volume over the previous three months was approximately 33,600 shares.

Under the Agreement, we agreed to sell to H2Diesel 5,460,000 shares of the common stock of H2Diesel, or approximately 31.6% of H2Diesel’s outstanding common stock. The purchase price is $7.0 million. In addition, the agreements described in the previous paragraph will be terminated at the closing, and a $50,000 loan we made to H2Diesel will be deemed satisfied and cancelled. The closing is conditioned on the closing of a transaction in which H2Diesel obtains a minimum of $10,000,000 of new financing, although H2Diesel may waive this condition in its sole discretion. We will retain the remaining 390,000 shares of H2Diesel common stock that we now own but may elect to sell those shares in the future.

If the closing does not occur on or before November 23, 2007 (as extended on November 6, 2007), or a later date as the parties may agree in writing, each of H2Diesel and us will have an independent right to terminate the Agreement on 10 calendar days’ written notice to the other. Neither party will incur any obligation to the other party as a result of the termination, unless the termination results from a failure to close arising from a breach by a party of its obligations under the Agreement, in which case the non-breaching party will be entitled to pursue remedies at law or equity. The failure of H2Diesel to obtain new financing will not be a breach of the Agreement. If the Agreement is terminated other than as a result of a breach by us of our obligations under the Agreement, we will retain the non-refundable deposit of $250,000.

Item 6. Exhibits

Exhibits

10.1
Stock Purchase and Termination Agreement by and among Xethanol Corporation, H2Diesel Holdings, Inc. and H2Diesel, Inc. dated October 5, 2007. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 5, 2007.]

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

XETHANOL CORPORATION

Date: November 14, 2007	By:	/s/ David R. Ames
David R. Ames President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Gary Flicker
Gary Flicker EVP and Chief Financial Officer (Principal Financial Officer)