Form 10-K
period 2007-12-31
XETHANOL CORP
filed 2008-03-31
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-50154

XETHANOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1169517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3348 Peachtree Road NE Suite 250 Tower Place 200 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

(404) 814-2500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐  No ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47,800,232 based on the closing sale price of $1.68 per share as reported on the American Stock Exchange.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2008
Common Stock, $.001 par value per share	28,609,103 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None

PART IV		73

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	73

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements in Items 1, 1A and 7 as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under these captions and elsewhere in this report could substantially harm our business, the results of our operations and our financial condition. You should also be aware that, if any of these events occurs, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These events include, but are not limited to, the following:

•	the availability and adequacy of our cash to meet our liquidity and capital resources needs;
•	economic, competitive, demographic, business and other conditions in our local and regional markets;
•	changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;
•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in the ethanol industry;
•	the loss of any license or permit;
•	the interruption of production at our Blairstown, Iowa plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;
•	changes in our business and growth strategy, capital improvements or development plans;
•	the availability of additional capital to support capital improvements and development; and
•	other factors discussed in Item 1A, Risk Factors, or elsewhere in this report.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

Company Overview

We are a renewable energy and clean technology company. We have broadened our business strategy to pursue opportunities in biomass gasification for electricity production, wind power, solar power, energy storage, energy infrastructure, energy efficiency, waste recycling and agricultural processes. We are meeting with investment bankers and other referral sources as we seek attractive companies to invest in or acquire. We also may decide to invest in profitable businesses in industries outside renewable energy and clean technology.

We currently own one operating plant in Blairstown, Iowa that produces ethanol from corn. As a result of the continued high prices for corn and natural gas, we are considering cutting back our production at this plant to reduce our operating losses. We have indefinitely deferred construction of a new ethanol plant next to our Blairstown facility due to the changing ethanol market and our inability to arrange debt or equity financing for the project. We intend to build a demonstration plant in Florida for converting citrus peel waste into ethanol, although we will need to raise additional capital to fund construction. We are evaluating our research and development agreements, and we intend to continue to fund some of agreements with the aim of commercializing that technology. After evaluating our agreements to manufacture and sell a diesel biofuel based on technology that H2Diesel Holdings, Inc. sublicensed to us, we have decided not to pursue that business and have begun to sell our shares of H2Diesel common stock. We also own a former pharmaceutical manufacturing complex in Augusta, Georgia and a former medium density fiberboard plant in Spring Hope, North Carolina. We have decided that our Augusta and Spring Hope facilities do not fit within our long-term corporate strategy, and on March 20, 2008, our board authorized management to pursue the sale of each facility.

Our corporate headquarters are located at 3348 Peachtree Road NE, Suite 250 Tower Place 200, Atlanta, Georgia 30326, and our telephone number is (404) 814-2500. Our website is located at www.xethanol.com.

This Item 1 is divided into two parts. The first part describes our formation, capitalization, acquisitions, proposed dispositions and impairments. The second part describes our current business and strategy.

DESCRIPTION OF FORMATION AND CAPITALIZATION

Historical Overview

This section of the report describes our formation, the reverse merger in 2005 by which we became a public company, and several other transactions in which we have issued our shares to raise capital or to acquire business, assets or technology. This section also describes the dispositions or proposed dispositions of some of those assets, as well as impairments we have accrued.

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

In November 2004, before the merger, Zen Zachariah Pool III, Zen’s Chief Executive Officer and President and a member of its board of directors, and Walter C. Nathan, Zen’s Chief Financial Officer and a member of its board of directors, sold options to purchase a total of 700,000 shares of Zen’s common stock owned by them at an exercise price of $0.20 per share as follows: (a) 250,000 options to a company controlled by the brother of Christopher d’Arnaud-Taylor, a director, officer and significant shareholder of Old Xethanol and our former director, Chairman, President and Chief Executive Officer; (b) 250,000 options to the mother-in-law of Jeffrey S. Langberg, a significant shareholder of Old Xethanol and our former director; and (c) 200,000 options to another significant shareholder of Old Xethanol. Each purchaser paid $10.00 for that purchaser’s options. Exercise of the options was conditional upon the closing of the private offering and reverse merger, and the options were exercisable at any time within 200 days after the closing of the reverse merger. On February 2, 2005, each of the company controlled by the brother of Mr. d’Arnaud-Taylor and the mother-in-law of Mr. Langberg entered into and consummated an agreement with a stockholder of Zen to purchase 100,000 shares of Zen’s common stock at a purchase price of $0.40 per share. Also in connection with the merger, each of Mr. d’Arnaud-Taylor and Mr. Langberg agreed to contribute or cause to be contributed 250,000 shares of our common stock to us for cancellation. We reflected those contributions to capital in connection with the reverse merger in the consolidated statements of changes in stockholder’s equity in the audited consolidated financial statements included in this report.

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

On February 2, 2005, Mr. d’Arnaud-Taylor was named Chairman, President and Chief Executive Officer and Franz A. Skryanz was named Vice President, Secretary and Treasurer. At the same time, Mr. Pool, Mr. Nathan and Ms. Pool resigned as our officers. On April 13, 2005, Lawrence S. Bellone was elected to be our Chief Financial Officer. On May 27, 2005, Mark Austin resigned as a director, but he remains on our advisory board. In December 2005, Mr. Austin entered into a consulting agreement with us to assist us in the development of our technology portfolio and overall technology strategy, and he is presently assisting us under a month-to-month consulting arrangement. On June 2, 2005, Louis B. Bernstein and Richard D. Ditoro were elected to our board of directors. On July 28, 2005, Richard L. Ritchie was elected to our board of directors. On August 10, 2005, Marc S. Goodman was elected to our board of directors. On June 12, 2006, Jeffrey S. Langberg resigned as a director. Richard D. Ditoro did not stand for re-election as a director at our 2006 annual meeting of stockholders in August 2006 but was again elected to our board of directors on September 7, 2006. On August 22, 2006, Mr. d’Arnaud-Taylor’s position as Chairman, President and Chief Executive Officer was terminated but he remained on our board of directors. Mr. Ritchie and Mr. Goodman resigned from our board on September 28, 2006. David R. Ames, William P. Behrens and Mark Oppenheimer were elected to our board on October 1, 2006.

On November 9, 2006, Mr. Ames became our Chief Executive Officer and President; Mr. Behrens became our non-executive Chairman of the Board; and Mr. Bernstein and Mr. Oppenheimer resigned from our board. On December 7, 2006, Edwin L. Klett was elected to our board of directors. On January 29, 2007, Gary Flicker was elected as our Chief Financial Officer and Mr. Bellone, formerly our Chief Financial Officer, was elected our Executive Vice President, Corporate Development. Also on January 29, 2007, the board elected Gil Boosidan and Robert L. Franklin to the company’s board of directors. Mr. Bellone continued to serve as our principal accounting officer until December 2007, when his employment with us terminated.

On January 16, 2008, Mr. Bellone resigned as a director. At our 2007 annual meeting of stockholders held in January and February 2008, Mr. Ames, Mr. Behrens, Mr. Boosidan, Mr. Ditoro, Mr. Franklin and Mr. Klett were elected to our board for a one-year term. Mr. d’Arnaud-Taylor did not stand for re-election as a director at that meeting.

Private Offering Concurrent with Merger

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

Permeate Facility

Old Xethanol was formed to capitalize on the growing market for ethanol and its co-products. Old Xethanol commenced ethanol production in August 2003 with the acquisition of Iowa-based Permeate Refining, Inc. Permeate had operated for more than a decade, principally using non-corn-based feedstocks such as waste candy sugars sourced from the greater-Chicago candy industry and waste starches sourced from regional wet millers. Permeate had a nominal production capacity of 1.6 million gallons of ethanol per year. In April 2005, we ceased operations at Permeate and planned to upgrade the site. Given Permeate’s small production size and location in a residential community, as well as recent acquisitions of more attractive sites, we determined that Permeate was no longer a core asset. At September 30, 2007, we recorded a $522,000 impairment loss on fixed assets related to our Permeate assets. On October 3, 2007, we agreed to sell the Permeate facility for $500,000 in cash. On November 9, 2007, we sold the Permeate facility, at no gain or loss, for $500,000.

Relationship with UTEK

In April 2004, we formalized our engagement of UTEK Corporation, a publicly-traded technology transfer company, to assist us in identifying technologies to enable us to lower costs throughout the ethanol production cycle and create a technology platform for biomass conversion. We entered into a strategic alliance agreement with UTEK that detailed the research and development activities to be performed by UTEK on our behalf. The UTEK agreement expired on March 31, 2007. Under this arrangement, we acquired a portfolio of diverse technologies and developed strategic alliances with government-sponsored research facilities at the National Renewable Energy Laboratory and the U.S. Department of Agriculture’s Forest Products Labs, as well as research labs at Queen’s University, Ontario, Canada, Virginia Tech and the University of North Dakota. Through these strategic alliances, we outsourced our research and development to specialists in the fields of enzyme, fermentation and gasification technologies. Under this arrangement, we issued UTEK 1,142,152 shares of our common stock (after adjustment for our reverse merger transaction): (a) 109,205 shares in consideration of the services performed by UTEK under the agreement; and (b) the remaining 1,251,357 shares to acquire Advanced Bioethanol Technologies, Inc., Ethanol Extraction Technologies, Inc., Superior Separation Technologies, Inc., Xylose Technologies, Inc. and Advanced Biomass Gasification Technologies, Inc.

Blairstown Facilities

In October 2004, Old Xethanol purchased its second facility located on 25.5 acres in Blairstown, Iowa. Our Xethanol BioFuels subsidiary now operates this facility. When we acquired it, the Blairstown plant was idle and in bankruptcy. After substantial upgrades and refurbishment, we recommenced production in July 2005. The facility is currently producing ethanol at a rate of approximately 5.6 million gallons per year, using corn as its feedstock. In addition to ethanol production, BioFuels also produces distillers wet grains, or DWG, a by-product of the traditional corn-to-ethanol process. Our sales during 2007 relate entirely to the BioFuels facility.

In July 2006, we announced plans to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year. We engaged The Facility Group to provide construction services and PRAJ Industries to provide engineering and design services. To date, we have acquired all necessary permits, purchased an adjacent 55-acre lot and completed site preparation. The Facility Group has completed the design and engineering work for the new facility, which includes on-site cogeneration that would allow the facility to be energy self-sufficient by using waste by-products from the plant as feedstock. We have indefinitely deferred construction of the second Blairstown ethanol plant as a result of the changing ethanol market, continued high prices for corn and our inability to arrange debt or equity financing for the project. For these reasons, we have concluded that we should record an impairment loss to reflect some of the costs related to this project. At December 31, 2007, we recorded a $2.6 million impairment loss on costs previously spent for the second ethanol facility.

Senior Secured Note Financing

On January 19, 2005, we completed a transaction with two institutional investors to refinance the acquisition bank debt of Xethanol BioFuels, LLC, the subsidiary that operates our Blairstown, Iowa ethanol facility. At the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the total principal amount of $5,000,000. The proceeds of the financing were used to:

•	satisfy the $3,000,000 demand note held by an Omaha, Nebraska commercial bank in connection with the purchase of the facility;
•	refurbish and upgrade production capacity at the facility;
•	fund start-up activities at the facility and related working capital requirements; and
•	pay legal and other professional fees.

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

The senior secured royalty income notes provided for interest to be paid semi-annually at the greater of 10% per year or 5% of gross revenues from sales of ethanol, wet distillers grain and any other co-products, including xylitol, at the Blairstown facility, with principal becoming due in January 2012. We had the right to require the holders of the notes, from and after January 2008, to surrender their notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest. The holders of the notes had the right to convert their notes into shares of our common stock at any time at a conversion price equal to $4.00 per share (equivalent to 1,650,000 shares), which was in excess of the $3.25 purchase price for shares sold in our February 2005 private offering.

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

Fusion Capital Common Stock Purchase Agreement

On October 18, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion. Under the terms of the Fusion Capital agreement, we issued 303,556 shares of our common stock to Fusion Capital as a commitment fee. We sold a total of 1,894,699 shares to Fusion Capital for net cash proceeds of $9,611,680. On November 13, 2007, we entered into an agreement with Fusion Capital to terminate the agreement and a related registration rights agreement.

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

Investment in H2Diesel

On April 14, 2006, we entered into a sublicense agreement with H2Diesel, Inc., a development stage company that has not generated any revenues. The sublicense agreement was amended and restated on June 15, 2006, effective as of April 14, 2006. H2Diesel is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels, under an exclusive license agreement with the inventor of the biofuel. Under the amended and restated sublicense agreement dated June 15, 2006, we were granted (a) an exclusive sublicense to make, use and sell use and sell products manufactured by using the H2Diesel fuel additive in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and (b) a non-exclusive license to sell those products anywhere else within North America, Central America and the Caribbean. We do not presently intend to pursue the manufacture and sale of a diesel biofuel based on H2Diesel’s technology.

We hold 5,670,000 shares of H2Diesel common stock and recently sold 180,000 shares of H2Diesel common stock for net proceeds of approximately $777,000. H2Diesel common stock has recently traded at over $5.00 per share on the OTC Bulletin Board. Because we own more than 30% of the outstanding shares of H2Diesel, we relied on SEC Rule 144 in selling those shares. Under that rule, the volume of our sales of H2Diesel common stock is limited to 1% of the outstanding shares of H2Diesel common stock every 90 days. We may seek to sell a larger block of our H2Diesel shares in some other manner at a substantial discount to the market price, but we can offer no assurances that we will be able to do so.

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

For the period from April 14, 2006 through December 31, 2006, we recorded a loss on our investment in H2Diesel of $1.6 million. For the year ended December 31, 2007, we recorded a loss on our investment in H2Diesel of $1.2 million. This loss represents our portion of H2Diesel’s net losses, based on the equity method of accounting. We have capitalized our amended sublicense agreement with H2Diesel and have estimated its useful life to be 10 years from the date on which H2Diesel first notifies us that it can produce and deliver additive in sufficient quantities to meet our requirements. As of December 31, 2007 (and as the filing date of this report), H2Diesel has not notified us that it has met our requirements. Accordingly, we recorded no royalty expense for the period ended December 31, 2007. We will amortize the value of the amended sublicense agreement commencing on the date on which H2Diesel first notifies us that it can produce and deliver additive in sufficient quantities to meet our requirements. We will record expense under our sublicense with H2Diesel based on the greater of minimum royalties due or royalties per gallon of product purchased from H2Diesel. Minimum royalty expense is recognized on a straight-line basis over each period if guaranteed, as defined, in the license agreement. Royalties exceeding the defined minimum amounts are recorded as expense during the period corresponding to product purchases. We will recognize a loss in the value of the investment in H2Diesel that is other than a temporary decline in accordance with APB18.

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

On October 16, 2006, we entered into a registration rights agreement with H2Diesel. On October 20, 2006, H2Diesel consummated a “reverse merger” transaction, as a result of which H2Diesel became a wholly owned subsidiary of Wireless Holdings, Inc., a Florida shell corporation without any continuing operations or assets, and each share of H2Diesel’s common stock outstanding immediately before the merger automatically converted into one share of Wireless Holdings common stock. Wireless Holdings, Inc. changed its name to H2Diesel Holdings, Inc. on November 27, 2006. As of March 1, 2008, we owned 5,670,000 shares of H2Diesel Holdings common stock, which represented approximately 31.2% of the common stock then outstanding. In connection with the reverse merger, H2Diesel Holdings, Inc. (then named Wireless Holdings, Inc.) assumed H2Diesel’s obligations under the registration rights agreement. The agreement requires H2Diesel Holdings, upon our written request, but not before six months after the date of effectiveness of the resale registration statement to be filed by H2Diesel Holdings in connection with the then pending private offering of its securities, to file a registration statement with the SEC in form and substance sufficient to facilitate the distribution to our stockholders of the shares of H2Diesel Holdings common stock issued to us in the reverse merger, and to use its commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable thereafter.

In a Current Report on Form 8-K dated October 5, 2007 and filed with the SEC on October 10, 2007, we announced that we had entered into a stock purchase and termination Agreement with H2Diesel Holdings and H2Diesel. Under the agreement, we agreed to sell to H2Diesel Holdings 5,460,000 shares of the common stock of H2Diesel Holdings, or approximately 31.6% of H2Diesel Holdings’ outstanding common stock, for the aggregate price of $7.0 million, or approximately $1.28 per share. In addition, the agreement provided for termination, at the closing of the agreement, of the agreements described above to which H2Diesel and we are parties and cancellation of our $50,000 loan to H2Diesel. On signing the agreement, H2DieselHoldings paid us a $250,000 non-refundable deposit to apply towards the purchase price described above.

The Current Report on Form 8-K also noted that the closing was conditioned on H2Diesel Holdings’ obtaining a minimum of $10,000,000 of new financing and that if the closing did not occur on or before November 9, 2007, or a later date as the parties might agree in writing, each party would have an independent right to terminate the agreement on 10 calendar days’ written notice to the other party. We had the right to retain the non-refundable deposit of $250,000 if the agreement was terminated other than as a result of a breach by us of our obligations under the agreement. On or about November 13, 2007, the parties agreed in writing to amend the agreement to extend the closing date referenced above from November 9, 2007 to November 23, 2007.

The closing did not occur on or before November 23, 2007. Accordingly, on January 7, 2008, we provided H2Diesel Holdings and H2Diesel with written notice to terminate the agreement effective January 17, 2008, 10 calendar days from the date of the notice. The agreement was terminated on January 17, 2008. Accordingly, we retained the non-refundable deposit of $250,000 and the shares of H2Diesel Holdings’ common stock; the other agreements to which H2Diesel and we are parties remain in effect; and the $50,000 loan from us to H2Diesel remains outstanding.

CoastalXethanol LLC

In May 2006, we organized CoastalXethanol LLC to develop plants for the production of ethanol in Georgia and parts of South Carolina. CoastalXethanol is a joint venture with Coastal Energy Development, Inc. (“CED”). We entered into an organizational agreement with CED under which, among other things, we issued to CED a warrant to purchase 200,000 shares of our common stock. We acquired an 80% membership interest in CoastalXethanol for a capital contribution of $40,000, and CED acquired a 20% membership interest in CoastalXethanol for a capital contribution of $10,000. In August 2006, Augusta BioFuels, LLC, a wholly owned subsidiary of CoastalXethanol, purchased a former pharmaceutical manufacturing complex located in Augusta, Georgia from Pfizer Inc. for approximately $8,400,000 in cash. In October 2006, Augusta BioFuels sold surplus equipment from the Augusta facility for $3,100,000 in cash. On March 5, 2007, we, along with CoastalXethanol, initiated litigation against CED alleging that it failed to repay loans and failed to account properly for the funds it spent. On April 3, 2007, CED filed an answer and counterclaim, asserting various claims. On September 14, 2007, we reached a settlement with CED and agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol, which owns (through a wholly owned subsidiary) a former pharmaceutical manufacturing complex located in Augusta, Georgia. The parties executed releases and replaced the warrant described above with a warrant to purchase 200,000 shares of our common stock that is exercisable at an exercise price of $6.85 per share through May 30, 2009. The payment and purchase of CED’s 20% interest in CoastalXethanol LLC was completed on September 24, 2007. We dismissed our claims against CED with prejudice.

We have reevaluated our Augusta facility and have decided that it does not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of the facility. We have interviewed real estate brokerage firms to assist us in marketing the property for sale, but we have not retained such a firm. If we do decide to sell our Augusta facility and are successful in selling it, we estimate that we would reduce our annual overhead by approximately $600,000. We can offer no assurances regarding how long it would take to sell the facility or the price we might receive. In connection with the potential sale of the property, we performed a market study analysis of the amount that we can expect to realize upon the sale of the site and, based on this analysis, have recorded a $2.1 million impairment loss as of December 31, 2007.

NewEnglandXethanol, LLC

On June 23, 2006, we entered into an organizational agreement with Global Energy and Management, LLC (“Global Energy”) under which, among other things, we issued to Global Energy a warrant to purchase 20,000 shares of our common stock at a purchase price of $6.85 per share that is first exercisable on the first anniversary of the date of the organizational agreement and expires on the fourth anniversary of the date of the organizational agreement. In December 2006, the NewEnglandXethanol joint venture effectively ended based on a disagreement between Global Energy and us with respect to the actions that Global Energy and we were required to take pursuant to our joint venture. We do not believe that the NewEnglandXethanol joint venture will conduct any further business.

In December 2007, Global Energy filed an action in the federal court for the Southern District of New York against Xethanol and nine of our current or former officers, directors and employees. The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol. On March 19, 2008, Global Energy served its second amended complaint on us. Based on an alleged investment of $250,000, Global Energy seeks more than $10,000,000 in damages plus pre-judgment interest and costs. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

Spring Hope Acquisition

In November 2006, we acquired the assets of Carolina Fiberboard Corporation, LLC, a former medium density fiberboard plant located in Spring Hope, North Carolina, for: $4,000,000 in cash; 1,197,000 shares of our common stock; and warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $4.00 per share. We agreed to file a registration statement registering the resale of the shares of common stock issued at closing and the shares of common stock issuable on exercise of the warrants no later than 20 days after the effective date of another registration statement that became effective on August 10, 2007. The warrants are exercisable until the third anniversary of issuance. We have not filed a registration statement for these shares of common stock and warrants.

We have reevaluated this facility and have determined that it does not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of the facility. If we do decide to sell the facility and are successful in selling it, we estimate that we would reduce our annual overhead by approximately $250,000. Before we sell the property (or as a term of its sale), we will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property. We can offer no assurances regarding how long it would take to sell the facility or the price we might receive. We performed an analysis of the fair market value of the property at December 31, 2007 and determined that we should record an additional impairment loss of $4.2 million at December 31, 2007.

Southeast BioFuels, LLC

In December 2006, Southeast BioFuels, LLC, a newly formed subsidiary of CoastalXethanol, purchased assets from Renewable Spirits, LLC for $100,000 in cash, a $600,000 note payable over 120 months and a 22% membership interest in Southeast BioFuels. The purchased assets consisted of equipment and intellectual property associated with an experimental system for the production of ethanol and other marketable co-products from waste citrus biomass, including Renewable Spirits’ rights under a cooperative research and development agreement with the U.S. Department of Agriculture’s Agricultural Research Service. As described below, we intend to build, through Southeast BioFuels, LLC, a demonstration plant in Florida for converting citrus peel waste into ethanol.

Registration Statement on Form SB-2 Effective August 10, 2007

On August 10, 2007, our registration statement on Form SB-2 was declared effective by the SEC. The registration covers the resale of up to 6,697,827 shares of our common stock by certain stockholders and the resale of up to 2,009,451 additional shares of common stock that we may issue on the exercise of Series A Warrants and Series B Warrants issued to those stockholders. We issued the shares of common stock, the Series A Warrants and the Series B Warrants to the selling stockholders in a private placement on April 13, 2006. In connection with that private placement, we also issued Series A Warrants to placement agents. The registration also covers the resale of up to 606,938 additional shares of common stock that we may issue on exercise of the Series A Warrants we issued to those placement agents.

Investments in 2008

In January 2008, we invested $250,000 in Carbon Motors Corporation, a new American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel. For its investment, we received a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of 5 years.

Also in January 2008, we made a $500,000 investment in Consus Ethanol, LLC of Pittsburgh, Pennsylvania pursuant to a convertible promissory note. Consus has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants. Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant - allowing significant energy cost savings. The note bears interest at the rate of 10% per annum and has an initial term of six months. Prior to the maturity date, the note can be extended for an additional six months or can be converted to equity.

DESCRIPTION OF BUSINESS

Company Overview

We are a renewable energy and clean technology company. We have broadened our business strategy to pursue opportunities in biomass gasification for electricity production, wind power, solar power, energy storage, energy infrastructure, energy efficiency, waste recycling and agricultural processes. We are meeting with investment bankers and other referral sources as we seek attractive companies to invest in or acquire. We also may decide to invest in profitable businesses in industries outside renewable energy and clean technology.

Current Business Operations and Investments

Our business currently includes:

•	an operating plant in Blairstown, Iowa that produces ethanol from corn;
•	a planned demonstration plant in Florida for converting citrus peel waste into ethanol;
•	bio-separation and bio-fermentation technologies, along with strategic relationships with government and university research labs to further develop and prove out these technologies; and
•	minority investments in other renewable energy or clean tech businesses.

We describe each of these aspects of our business in more detail below.

As noted above, we have decided not to pursue certain business opportunities and have decided to sell some of our assets. After evaluating our agreements to manufacture and sell a diesel biofuel based on technology that H2Diesel Holdings, Inc. sublicensed to us, we have decided not to pursue that business and have begun to sell our shares of H2Diesel common stock. We also own a former pharmaceutical manufacturing complex in Augusta, Georgia and a former medium density fiberboard plant in Spring Hope, North Carolina. We have decided that our Augusta and Spring Hope facilities do not fit within our long-term corporate strategy, and on March 20, 2008, our board authorized management to pursue the sale of each facility.

Blairstown Facilities

We currently own one operating plant in Blairstown, Iowa that produces ethanol from corn. As a result of the continued high prices for corn and natural gas, we are considering cutting back our production at this plant to reduce our operating losses. The facility is currently producing ethanol at a rate of approximately 5.6 million gallons per year, using corn as its feedstock. In addition to ethanol production, the Blairstown plant also produces distillers wet grains, or DWG, a by-product of the traditional corn-to-ethanol process. Our sales during 2007 relate entirely to the Blairstown facility.

In July 2006, we announced plans to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year. We engaged The Facility Group to provide construction services and PRAJ Industries to provide engineering and design services. To date, we have acquired all necessary permits, purchased an adjacent 55-acre lot and completed site preparation. The Facility Group has completed the design and engineering work for the new facility, which includes on-site cogeneration that would allow the facility to be energy self-sufficient by using waste by-products from the plant as feedstock. In light of the changing ethanol market and our inability to arrange debt or equity financing for the project, we have indefinitely deferred construction of a new ethanol plant next to our Blairstown facility.

Florida Demonstration Plant for Converting Citrus Waste into Alcohol

On December 18, 2007, we announced in a press release that Southeast Biofuels filed a grant application with the Florida Department of Agriculture and Consumer Services to expand our work on converting waste to energy, using citrus waste as the raw material and converting it into ethanol. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant to Southeast Biofuels. We intend to build a demonstration plant for converting citrus peel waste into ethanol and are negotiating an agreement to locate the plant at an existing citrus facility in Florida owned by one of the largest citrus processors in the state. The planned cost for the two-year build-out of the demonstration plant is approximately $5,900,000. We plan to apply for federal government grants and combine private equity with those grants to supplement the state grant. If we do not receive these federal grants, we will need to raise additional equity to build this plant as we intend.

Research and Development Agreements

We have research and development agreements with leading national laboratories and universities such as the U.S. Department of Agriculture’s Forestry Products Laboratory (FPL); the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL); Virginia Tech; and The University of North Dakota’s Energy & Environmental Research Center (EERC). To date, however, we have been unable to commercialize any of the technologies identified under these agreements. We are evaluating our research and development agreements, and we intend to continue to fund some of these agreements with the aim of commercializing that technology. We are also reviewing opportunities to license our technologies to third parties to create royalty income streams.

Minority Investments

In January 2008, we invested $250,000 in Carbon Motors Corporation, a new American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel. Also in January 2008, we invested $500,000 in Consus Ethanol, LLC of Pittsburgh, Pennsylvania. Consus has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants. Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant - allowing significant energy cost savings.

Industry Overview

The Ethanol Market

The growth in ethanol market has been supported by regulatory requirements mandating the use of renewable fuels, including ethanol. Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE (methyl tertiary butyl ether), a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. Although the federal oxygenate requirement was eliminated in May 2006 as part of the Energy Policy Act of 2005, oxygenated gasoline continues to be used to help meet separate federal and state air emission standards. Because MTBE is a suspected carcinogen that may contaminate ground water, the refining industry has mostly abandoned the use of MTBE, making ethanol the primary clean oxygenate currently used.

The Energy Policy Act of 2005 transformed ethanol from a gasoline additive under the 1990 Clean Air Act to a primary gasoline substitute, which we believe has strengthened and expanded the role of ethanol in the U.S. fuel economy. The Energy Policy Act of 2005 created a renewable fuel standard, or RFS, increasing use of renewable domestic fuels such as ethanol and biodiesel. The RFS mandated that at least 7.5 billion gallons of ethanol be used annually by 2012. In addition, the Energy Policy Act established a 30% tax credit up to $30,000 for the cost of installing clean fuel refueling equipment, such as an E85 ethanol fuel pump.

On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which establishes new levels of renewable fuel mandates for conventional biofuel and advanced biofuel. The Energy Independence and Security Act increased the mandated minimum use of renewable fuels to 9 billion gallons per year in 2008 (up from 5.4 billon gallons per year under the previous RFS), which further increases to 36 billon gallons per year in 2022. The revised RFS requires the increased use of advanced biofuel, which includes ethanol derived from cellulose, hemicellulose or other non-corn starch sources. By 2022, 60%, or 22 billion gallons, of the mandated 36 billion gallons of renewable fuel must come from advanced biofuels. According to estimates published by the Renewable Fuels Association in Washington, D.C., the Energy Independence and Security Act is expected to lead toward the commercialization of cellulosic ethanol.

Ethanol is commonly blended in gasoline. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Ethanol is produced by the fermentation of starches and sugars such as those found in grains and other crops.

Ethanol contains 35% oxygen by weight and, when combined with gasoline, artificially introduces oxygen into gasoline and raises oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product that is commonly distributed as a premium unleaded gasoline. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline.

According to the Renewable Fuels Association, ethanol is blended into more than 50% of all U.S. gasoline. Ethanol blends accounted for approximately 4.8%, or approximately 6.8 billion gallons, of the U.S. gasoline supply in 2007. The Energy Information Administration, a statistical agency of the U.S. Department of Energy, estimates that U.S. ethanol consumption will exceed 9.2 billion gallons in 2008. The most common blend is E10, which contains 10% ethanol and 90% gasoline. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run off ethanol blends of up to 85% (E85) to obtain exemptions from fleet fuel economy quotas. According to the National Ethanol Vehicle Coalition (NEVC), more than six million flexible fuel vehicles are now on the road in the United States, offering further potential for significant growth in ethanol demand.

During the last 20 years, ethanol production capacity in the United States has grown from almost nothing to about 7.9 billon gallons per year as of January 2008. According to the Renewable Fuels Association, approximately 139 ethanol production plants were operational in the United States in January 2008, with an additional 68 plants under expansion or construction. The ethanol production industry is fragmented, with two companies, Archer Daniels Midland and Poet, accounting for nearly 30% of U.S. production and the next largest producer accounting for less than 7% of the same market. The majority of plants are in the 20 million to 60 million gallons per year capacity range, with a number of these plants affiliated with local farmer cooperatives. We expect recent consolidation trends in the ethanol industry to continue.

In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota. Ethanol producers in the U.S. are sensitive to the price volatility of corn. After hovering around $2 a bushel for a decade, corn prices have significantly increased in the recent years. Over the ten-year period from 1998 through 2007, corn prices (based on the Chicago Board of Trade daily futures data) have ranged from a low of $1.75 per bushel on August 11, 2000 to a high of $4.55 per bushel on December 31, 2007, with prices averaging $2.42 per bushel during this period. Beginning in the fourth quarter of 2006, the biofuels industry experienced significantly higher corn prices. In 2007, corn prices ranged from a low of $3.10 per bushel to a high of $4.55 per bushel, with prices averaging $3.73 per bushel. Corn prices have continued to increase in 2008, to a high of $5.72 per bushel through March 24, 2008.

According to 2007 Crop Production Summary published by the U.S. Department of Agriculture, farmers planted approximately 93.6 million acres, up 19% from 2006 to the highest level since 1944. Corn production is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs that would increase our cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict.

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

Biomass Ethanol Production

In a recent report, “Outlook for Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstocks) includes agricultural waste (including citrus waste), woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available at a relatively low cost. Cellulosic feedstocks are more abundant than corn, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher.

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

Cellulose and hemicellulose, which are the two major components of plants and give plants their structure, are made of sugars that are linked together in long chains. Advanced bioethanol technology is seeking to break those chains down into their component sugars and then ferment them to make ethanol or xylitol. This technology has the potential to turn ordinary low-value plant materials such as corn stalks, sawdust or waste paper into fuel ethanol. We have acquired a portfolio of technologies for biomass-to-ethanol production. For more information on these technologies, see “Technology Platform” below.

While the sale of DWG improves the economics of corn-to-ethanol production, biomass feedstocks also present opportunities to monetize waste streams beyond revenues derived from ethanol itself. A valuable co-product derived from biomass-to-ethanol production is xylitol. Xylitol is a natural sweetener that the FDA approved in the 1960’s for use in foods and beverages, including chewing gums, candies, toothpastes and diabetic regimens. Because of its high price and potential for wider consumer acceptance, we are evaluating whether to seek to produce it.

Technology Platform

Overview

The major variable costs associated with the production of ethanol are the feedstock (traditionally corn) and the natural gas for heat generation at various stages of the process. We are pursuing a number of technologies to reduce these costs. We believe that margin improvements can be achieved by substituting lower cost feedstocks for corn, reducing natural gas intake, increasing the effective capacity of each plant by accelerating the separation and fermentation processes, and reducing the amount of water used in the production cycle.

We have acquired a portfolio of diverse technologies and developed strategic alliances with government-sponsored research facilities at the National Renewable Energy Laboratory and the U.S. Department of Agriculture’s Forest Products Labs, as well as research labs at Queen’s University, Ontario, Canada, Virginia Tech and the University of North Dakota. Through these strategic alliances, we outsourced our research and development to specialists in the fields of enzyme, fermentation and gasification technologies.

Advanced Bioethanol Technologies, Inc.

In June 2004, we acquired Advanced Bioethanol Technologies, Inc., which holds the exclusive worldwide license to an innovative biomass extraction and fermentation process developed by researchers at Virginia Tech. Dr. Foster Aryi Agblevor is the developer of the process. The benefits of Advanced Bioethanol’s technology are that:

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

Superior Separation Technologies, Inc.

In January 2005, we acquired Superior Separation Technologies, Inc., which owns the worldwide exclusive license to patented technology developed by the National Renewable Energy Laboratory, the principal research laboratory for the U.S. Department of Energy’s Office of Energy Efficiency and Renewable Energy, for the enhanced separation of biomass feedstocks into their constituent fractions to facilitate subsequent conversion into ethanol and xylitol. We acquired this technology to be able to separate the components of cellulosic biomass (lignin, cellulose and hemicellulose) which would allow access to the fermentable sugars that can then be turned into ethanol. The material terms of the license are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - National Renewable Energy Laboratory” below. The potential benefits of Superior Separation’s clean fractionation of biomass technology are that:

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

Xylose Technologies, Inc.

In August 2005, we acquired Xylose Technologies, Inc., which holds a license certain rights to commercialize technology based on research done by the U.S. Department of Agriculture’s Forest Products Laboratory, which has developed a genetically-engineered, xylose fermenting yeast strain providing enhanced ethanol production from xylose, a sugar extracted from wood or straw. We acquired this technology in an effort to create a yeast that will be more powerful and robust in the fermentation of hemicellulose sugars present in wood and the by-products produced from paper mills, allowing us to use those materials in our plants. Our extended agreement with the FPL was scheduled to expire in March 2007. In January 2007, we negotiated a second cooperative research and development agreement with FPL. In March 2008, we extended the term of this agreement, at no additional cost, until September 2008. The material terms of the license are described under “Intellectual Property Rights and Patents - Licensing and Collaborative Agreements - U.S. Department of Agriculture’s Forest Products Laboratory” below. Because xylose is present in biomass materials such as agricultural wastes, corn hulls and the like, as well as in pulping wastes and fast-growing hardwoods, which are currently under-exploited, we believe a method to more easily convert xylose to ethanol and value-added co-products such as xylitol will prove to be valuable. The potential benefits of Xylose Technologies’ xylose fermenting yeast strain technology are that:

•	the process allows more efficient fermentation of biomass feedstock;
•	the process can allow many forestry products to be used to make ethanol; and
•	the process can also be used to make xylitol.

We are currently unable to estimate the time or the cost required to complete the commercialization of this technology.

Advanced Biomass Gasification Technologies, Inc. (ABGT)

In June 2006, we acquired Advanced Biomass Gasification Technologies, Inc. (“ABGT”), which had no operations before we purchased it. Until that time, its assets consisted solely of cash and a license and research agreement. ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (“EERC”) of certain patents and know-how related to microgasification and a party to a base research agreement with the EERC. We acquired this technology in an effort to develop small-scale gasification technology for the production of syngas. Our development program for the commercialization of this technology is in its early stages. The material terms of the license and research agreement are described under “Intellectual Property Rights and

Patents - Licensing and Collaborative Agreements - University of North Dakota” below. The potential benefits of ABGT’s microgasification technologies are that:

•	the process provides a lower cost alternative to steam boiler power generation;
•	the process uses low-cost biomass feedstocks and waste streams, including lignin, a byproduct of cellulosic ethanol production; and
•	the process has applications in numerous industries such as forest products, wood processing, agricultural processing and secondary milling.

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

We do not presently intend to pursue the manufacture and sale of a diesel biofuel based on H2Diesel’s technology.

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

Virginia Tech

In June 2004, through our acquisition of Advanced Bioethanol Technologies, Inc., we obtained an exclusive, royalty-bearing license from Virginia Polytechnic Institute and State University, or Virginia Tech, to any patent rights issuing from Virginia Tech’s invention relating to bioethanol production from cotton gin waste and recycled paper sludge. This license is subject to certain research rights retained by Virginia Tech. Under the license, we agreed to spend at least $100,000 annually during the first five years of the agreement to develop products using the licensed technology and to market and reasonably fill market demand for licensed products following commencement of marketing. Virginia Tech may terminate the license or convert it to an non-exclusive license if we fail to perform any of these obligations or fail to make any payment under the license when due, subject to our right to cure that failure within 30 days of notice of the failure. We may terminate the license without cause upon 90 days’ written notice. Otherwise, this agreement will terminate upon the later of the expiration of the longest-lived patents rights or June 25, 2025. As of the date of this report, no patents relating to the invention have been issued.

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

Under these agreements, we have paid Virginia Tech $171,874 through December 31, 2007.

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

Under these agreements, we have paid MRI $60,000 and the NREL $300,000 through December 31, 2007.

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

In connection with this license, in November 2005 we entered into a cooperative research and development agreement with the FPL. The agreement provides for us to pay the FPL a total of $250,000, payable in four equal installments, to finance the research to be performed under the agreement. Under this agreement, we have agreed to confer with the FPL regarding the ownership of any inventions made in the performance of the agreement. We have the right to negotiate an exclusive license to any invention retained by the FPL. Our rights under this agreement are subject to the rights retained by the U.S. Government. In December 2006, this agreement was extended, at no additional cost, until March 2007. In January 2007, we negotiated a second cooperative research and development agreement with FPL with a term that expires on November 30, 2007, which was subsequently extended to April 30, 2008. In March 2008, we extended the term of this agreement, at no additional cost, until September 2008. The new agreement requires us to pay to FPL a total of $250,000, payable in four equal quarterly installments beginning January 15, 2007. As of December 31, 2007, under these agreements, we have paid WARF and the FPL $250,000 under the first agreement and $192,500 under the second agreement.

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

Under these agreements, we have paid the EERC approximately $322,000 through December 31, 2007.

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

Under the amended and restated sublicense agreement, H2Diesel must sell us additive in quantities sufficient to meet our requirements for the production of product at the lower of its actual cost or the price at which it sells additive to unrelated third parties, or at such other price as we and H2Diesel may agree. We are obligated to pay certain royalties to H2Diesel based on sales of products by us or our sublicensees. The royalty that we must pay per gallon of product that we or our distributors sell is the lesser of $0.10 per gallon or the lowest per gallon royalty that H2Diesel charges to unrelated entities. During the initial term of the agreement, for each twelve-month period beginning on the date (the “Trigger Date”) on which H2Diesel first notifies us that it can produce and deliver additive in sufficient quantities to meet our requirements, is able to do so and provides us with the technical and engineering specifications necessary for a plant to produce the products, we are obligated to pay H2Diesel a minimum royalty equal to the royalty that would have been paid had a specified amount been sold during that twelve month period. For the first twelve-month period, the specified amount is 20,000,000 gallons of product and for each succeeding twelve-month period the amount increases by 10,000,000 gallons. If we do not sell the minimum amount or pay the minimum royalties due with respect to the second or third twelve-month periods after the Trigger Date, then H2Diesel has the option to terminate the sublicense or to convert our exclusive rights under the sublicense to non-exclusive rights and if H2Diesel elects to convert our exclusive rights to non-exclusive rights we will still be obligated to pay the minimum royalties due with respect to the initial twelve-month period. If we do not sell the minimum amount or pay the minimum royalties due with respect to the fourth or any subsequent twelve-month period, then our exclusive rights under the sublicense automatically convert to non-exclusive rights and our obligation to pay the minimum royalties due with respect to any subsequent twelve-month period is terminated. In effect, beginning in the fourth twelve-month period we may terminate our minimum royalty payment obligations with respect to subsequent twelve-month periods by electing not to cure any failure to make the minimum royalty payments due with respect to the current year. If our minimum royalty payment obligations are terminated, throughout the term of the agreement we will continue to pay royalties to H2Diesel for any licensed product actual sold. The initial term of the amended and restated sublicense agreement is for ten years from the Trigger Date. Thereafter, the agreement automatically renews for successive one-year periods provided there is no existing default at the time of renewal. As of March 1, 2008, the Trigger Date had not yet occurred and accordingly, we had not recorded any royalty expense under the sublicense.

The following table sets forth our minimum royalty payments obligations in each twelve-month period during the initial term of the agreement assuming that (a) the maximum royalty rate of $0.10 per gallon applies throughout the term and (b) we do not terminate our minimum payment obligations in the fourth or any subsequent year on the terms described above:

Twelve-Month Period	Minimum Royalty Payment

First	$ 2,000,000
Second	3,000,000
Third	4,000,000
Fourth	5,000,000
Fifth	6,000,000
Sixth	7,000,000
Seventh	8,000,000
Eighth	9,000,000
Ninth	10,000,000
Tenth	11,000,000

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

Joint Venture Agreements

To date, we have organized three subsidiaries: CoastalXethanol, NewEnglandXethanol and Advanced Cellulosic BioTechnologies LLC (formerly named BlueRidgeXethanol).

CoastalXethanol LLC

We formed CoastalXethanol LLC in May 2006 to develop plants for the production of ethanol in Georgia and parts of South Carolina. CoastalXethanol is a joint venture with Coastal Energy Development, Inc. (“CED”). We acquired an 80% membership interest in CoastalXethanol for a capital contribution of $40,000 and CED acquired a 20% membership interest in CoastalXethanol for a capital contribution of $10,000. For accounting purposes, the operations of CoastalXethanol are consolidated into our financial statements.

As of March 1, 2008, we had advanced approximately $8.2 million to CoastalXethanol for working capital and investment purposes, net of repayments from CoastalXethanol to us. CoastalXethanol has loaned $630,000 to CED for working capital purposes. In 2007, subsequent to the settlement of a lawsuit between CED and us, as described in more detail below, CoastalXethanol recognized the balance of $630,000 loan to CED as bad debts.

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

On December 18, 2007, we announced in a press release that Southeast Biofuels filed a grant application with the Florida Department of Agriculture and Consumer Services to expand our work on converting waste to energy, using citrus waste as the raw material and converting it into ethanol. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant to Southeast Biofuels. We intend to build a demonstration plant for converting citrus peel waste into ethanol and are negotiating an agreement to locate the plant at an existing citrus facility in Florida owned by one of the largest citrus processors in the state.

On March 5, 2007, we, along with CoastalXethanol initiated an action against CED in the Supreme Court of the State of New York. Our complaint alleges, among other things, that CED failed to repay to CoastalXethanol loans in the principal amount of $630,000, plus interest, and that CED has failed to account properly for the expenditure of certain of our funds and those of CoastalXethanol. In the complaint, we and CoastalXethanol seek from CED damages in an amount not less than $630,000, plus interest, an accounting of funds, and reasonable attorneys' fees and expenses incurred in connection with the litigation. On April 3, 2007, CED filed an answer and counterclaim, asserting various claims (breach of contract, fraud in the inducement, negligent misrepresentation, tortious interference, alter ego and identical instrumentality liability and conversion) relating to the relationship between Xethanol and CED. CED sought unspecified compensatory and punitive damages. On September 14, 2007, we reached a settlement with CED and agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol, which owns (through a wholly owned subsidiary) a former pharmaceutical manufacturing complex located in Augusta, Georgia. The parties executed releases and replaced the warrant issued in the organization of CoastalXethanol with a warrant to purchase 200,000 shares of our common stock that is exercisable at an exercise price of $6.85 per share through May 30, 2009. The payment and purchase of CED’s 20% interest in CoastalXethanol LLC was completed on September 24, 2007. We dismissed our claims against CED with prejudice.

We have reevaluated our Augusta facility and have decided that it does not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of the facility. We have interviewed real estate brokerage firms to assist us in marketing the property for sale, but we have not retained such a firm. If we do decide to sell our Augusta facility and are successful in selling it, we estimate that we would reduce our annual overhead by approximately $600,000. We can offer no assurances regarding how long it would take to sell the facility or the price we might receive.

NewEnglandXethanol, LLC

We formed NewEnglandXethanol, LLC in June 2006 with a goal of developing plants for the production of ethanol in the New England states. NewEnglandXethanol was a joint venture with Global Energy and Management LLC, with both Global Energy and us each owning 50% of the membership interests in NewEnglandXethanol. On June 23, 2006, we entered into an operating agreement and an organizational agreement with Global Energy and NewEnglandXethanol. Under the organization agreement, Global Energy agreed to contribute capital to NewEnglandXethanol over time and based on the achievement of certain milestones. Under the organizational agreement, we also granted Global Energy a warrant to purchase shares of our common stock. In December of 2006, our NewEnglandXethanol joint venture effectively ended based on a disagreement between Global Energy and us with respect to the actions that Global Energy and we were required to take pursuant to our joint venture. We do not believe that the NewEnglandXethanol joint venture will conduct any further business.

In December 2007, Global Energy filed an action in the federal court for the Southern District of New York against Xethanol and nine of our current or former officers, directors and employees. The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol. On March 19, 2008, Global Energy served its second amended complaint on us. Based on an alleged investment of $250,000, Global Energy seeks more than $10,000,000 in damages plus pre-judgment interest and costs. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

Research and Development

In conjunction with the development of our licensed technologies, we incurred research and development costs of $601,000 during the year ended December 31, 2007 and $852,000 during the year ended December 31, 2006.

Sales and Marketing

We sell all of the ethanol we produce at our Blairstown plant to Aventine Renewable Energy Holdings, Inc., the second largest marketer of ethanol, under a renewable, three-year off-take agreement. Sales are made at monthly prices determined on a pooled basis and are estimated at the beginning of each month. Each business day, we deliver ethanol to Aventine’s trucks at our plant, and Aventine pays us from time to time during the month. Estimates may be revised during the month based on changing market conditions, and Aventine typically provides a final true-up adjustment within 10 days after the end of each month, then pays us the final payment for the month on the first Friday following the delivery of the final true-up adjustment. The adjustment is included in the prior month’s sales revenue. The pool includes ethanol production by Aventine, other small producers that are members of the Aventine marketing alliance and us. The pooled price is a combination of forward and spot sales less the cost of transportation and marketing overhead. Aventine also receives a sales commission that is recorded net, in sales. The agreement originally contemplated that we would produce and Aventine would purchase all of the 6 million gallons per year that we were capable of producing at Blairstown. In July 2006, Aventine agreed that it would purchase all of the 41 million gallons that might be at Blairstown if it is ever expanded.

We sell the distillers wet grains that we produce as a by-product at Blairstown through a local merchandising agent.

Raw Material Supply

Our Blairstown facility annually purchases approximately 2.1 million bushels of #2 yellow corn. Due to its location in the Corn Belt, the plant has ample access to various corn markets and suppliers. The facility’s corn supply has historically been priced at approximately the price of #2 yellow corn as traded on the Chicago Board of Trade plus or minus typical regional or local basis. During 2006 and 2007, the plant purchased corn from one supplier with whom we have a contractual arrangement. The seller delivers corn to the facility by truck. At any given time, we keep on site approximately 8,000 bushels, or approximately one and a half days supply.

Transportation and Logistics

Logistics include truck loading and unloading. The plant site does not have direct access to a railroad. We believe that the ample local supply of grain and the central location among three major ethanol terminal markets make rail freight unnecessary. We deliver to Aventine’s trucks at our plant the ethanol that we sell to Aventine.

Energy

We have purchased all of our electricity for our Blairstown plant from Alliant Energy at its standard industrial rate. For the six-month period during which the plant was operational in 2005, we purchased 4,029 megawatt hours. For the years ended December 31, 2006 and December 31, 2007, we purchased 8,017 megawatt hours and 7,725 megawatt hours, respectively.

Throughout 2005 and the first six months of 2006, Alliant Energy supplied natural gas to the plant under a supply and transportation contract that expired on June 30, 2006. On July 1, 2006, we entered into contracts with Center Point Energy Services to provide natural gas and with Alliant Energy to provide related transport services.

We currently buy natural gas in the spot market, but have the option to forward price all or a portion of our needs through our current natural gas supplier, Center Point Energy. Total energy usage for the six-month period during which the plant was operational in 2005 and for the year ended December 31, 2006 averaged approximately 42,870 BTUs per denatured gallon produced. Total energy usage for the year ended December 31, 2007 averaged approximately 41,412 BTUs per denatured gallon produced.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. We expect continued government and public emphasis on environmental issues to require us to increase future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations (and related interpretations) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. Our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. EPA has promulgated National Emissions Standards for Hazardous Air Pollutants, or NESHAP, under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with the NESHAP related to our manufacturing process and another NESHAP applicable to boilers and process heaters. New or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. The emission control systems at our existing Blairstown facility are designed to meet the current threshold level of emission, and we are in compliance with the applicable NESHAP standards. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

We have decided that our Spring Hope facility does not fit within our long-term corporate strategy, and on March 20, 2008, our board authorized management to pursue the sale of the facility. Before we sell the property (or as a term of its sale), we will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property. We have accrued $500,000 to settle claims and $450,000 for environmental clean-up at December 31, 2007. We have not completed an environmental study or remediation. These estimates may require adjustment.

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

Competition

A number of our competitors have substantially greater financial and other resources than we do. Their larger plants have cost advantages and economies of scale. We believe that our ability to compete successfully in the ethanol production industry depends on many competitive factors, including price, quality and reliability of production processes, the cost of corn and delivery and volume of ethanol produced and sold. At our current and projected levels of output, our production is insignificant relative to the overall size of the U.S. ethanol market. Most of the ethanol supply in the United States is derived from corn and is produced at approximately 139 ethanol production plants, located predominately in the Corn Belt in the Midwest, with additional 68 plants under expansion or construction. The ethanol production industry is fragmented, with two companies, Archer Daniels Midland and Poet, accounting for nearly 30% of U.S. production and the next largest producer accounting for less than 7% of the same market. The majority of plants are in the 20 million to 60 million gallons per year capacity range, with a number of these plants affiliated with local farmer cooperatives. We expect recent consolidation trends in the ethanol industry to continue.

Traditional corn-based production techniques are mature and well entrenched in the marketplace, and the industry’s infrastructure is geared toward corn as the principal feedstock. The technology and infrastructure for commercial biomass-to-ethanol production is yet to be developed.

Employees

We had 30 employees as of March 14, 2008, and all of these employees are full time. None of these employees is covered by a collective bargaining agreement, and our management believes that our relations with our employees are good.

ITEM 1A. RISK FACTORS.

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

Risks Related to Our Business and Industry

We have a history of net losses.

We incurred net losses of $31.3 million for the year ended December 31, 2007; $20.2 million for the year ended December 31, 2006; $11.4 million for the year ended December 31, 2005; and $2.6 million for the year ended December 31, 2004. From our inception on January 24, 2000 through December 31, 2007, we reported an accumulated deficit of $66.8 million. We have funded our operations primarily through the sale of our securities and expect to continue doing so for the foreseeable future. We expect to continue to incur net losses for the foreseeable future as we continue to further develop our ethanol production technologies. Our ability to generate and sustain significant additional revenues or achieve profitability will depend on the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

The market for ethanol produced from corn has continued to deteriorate.

Corn is the principal raw material we use to produce ethanol and ethanol by-products. Recently, the prices of corn have significantly increased, averaging over $5.25 per bushel in March 2008, while purchases of ethanol by oil refiners to blend into gasoline have flattened. In general, rising corn prices result in lower profit margins and may result in negative margins if not accompanied by increases in ethanol prices. We believe that the increasing ethanol production capacity has contributed to, and will continue to contribute to, a period of elevated corn prices compared to historical levels. Under current market conditions, because ethanol competes with fuels that are not corn-based, we generally cannot pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in markets and volumes above the requirements set forth in the renewable fuels standard or for which ethanol is used as an oxygenate in order to meet federal and state fuel emission standards.

The vast increase in U.S. ethanol capacity under construction could outpace increases in corn production, which may further increase corn prices and increase our operating losses. According to the Renewable Fuels Association, as of December 2007, approximately 5.8 billion gallons per year of production capacity is currently under construction. Demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or may not increase at all. If the ethanol industry has excess capacity resulting from the increases in capacity coupled with insufficient demand, the market price of ethanol may decline to a level that is inadequate to general sufficient cash flow to cover our costs. The lower profit margins caused by rising corn prices coupled with the decline in the prices of ethanol would have a material adverse effect on our business, results of operation and financial condition.

Our Blairstown, Iowa ethanol plant, which is our only operating asset, is not competitive with newer, larger plants operated by our competitors and continues to operate at a loss.

The ethanol production industry is highly competitive with approximately 139 ethanol production plants currently operational in the U.S., with additional 68 plants under expansion or construction. A number of our competitors have substantially greater financial resources and depth of operations than we do. In addition, there is clearly a consolidation trend in the ethanol industry. As of March 4, 2008, the top five producers accounted for approximately 41% of the ethanol production capacity in the U.S. according to the Renewable Fuels Association. The lower profit margins caused by rising corn prices favor the larger ethanol producers who have economies of scale and cost advantages, which we do not have. We have continued to operate at a loss and cannot provide any assurance that we will be able to operate profitably in a more competitive environment.

We will need to raise additional funds to achieve our business objectives.

As of March 14, 2008, we had cash and cash equivalents of approximately $9.5 million, compared to cash and cash equivalents of $20.8 million as of March 31, 2007. We need additional funds to pursue our revised business strategy. In particular, we intend to build a demonstration plant in Florida to convert citrus peel waste into ethanol. The planned cost for the two-year build-out of the demonstration plant is approximately $5,900,000. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant that we expect to use to defray part of these costs. We plan to apply for federal government grants and combine private equity with those grants to supplement the state grant. If we do not receive these federal grants, we will need to raise additional equity to build this plant as we intend. We will also use cash on hand to cover corporate overhead and fund our research and development agreements.

We currently have no commitments for any additional financing, and there can be no assurance that we can obtain additional capital on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We have curtailed our expenses and may need to take further steps in that regard. We may also have to reduce planned investments in technology and research and development and to forgo other business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may require significant payment obligations and covenants that restrict how we operate our business.

We do not presently intend to pursue the manufacture and sale of a diesel biofuel based on H2Diesel’s technology, which previously was one of our key strategies.

In April 2006, we entered into an exclusive, sublicense agreement with H2Diesel, Inc. that permits us to manufacture and sell a diesel biofuel based on H2Diesel’s technology. H2Diesel is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels. We previously stated that we intended to collaborate with H2Diesel in the development and testing of the technology to accelerate its commercialization. We have decided not to pursue the manufacture and sale of a diesel biofuel based on H2Diesel’s technology, thus we no longer have the ability to use that technology to grow our business.

We may be unable to liquidate our investment in H2Diesel Holdings, Inc.

As of March 1, 2008, we owned 5,670,000 shares of H2Diesel Holdings, Inc. common stock, which represented approximately 31.2% of the common stock then outstanding. H2Diesel Holdings’ common stock has recently traded on the OTC Bulletin Board at approximately $5.00 per share. Because we are an “affiliate” of H2Diesel Holdings, however, we can sell our H2Diesel Holdings stock on the OTC Bulletin Board only in compliance with SEC Rule 144, which limits the amount of shares we can sell in any three month period to 1% of the shares of the class outstanding as shown by the most recent report or statement published by H2Diesel Holdings. Due to this limitation, the size of our investment, uncertainties in the future business and financial performance of H2Diesel Holdings and the fact that the trading prices of shares of H2Diesel Holdings on the OTC Bulletin Board have varied considerably over time, we cannot realize the nominal value of those shares and may be unable to realize a material portion of it.

Because we are smaller and have fewer financial and other resources than many ethanol producers, we may not be able to compete successfully in the very competitive ethanol industry.

Ethanol is a commodity, and there is significant competition among existing ethanol producers. Our business faces competition from a number of producers that can produce significantly greater volumes of ethanol than we can or expect to produce, producers that can produce a wider range of products than we can, and producers that have the financial and other resources that would enable them to expand their production rapidly if they chose to do so. Some of these producers have achieved substantial economies of scale and scope, thereby substantially reducing their fixed production costs and their marginal production costs. We may be unable to produce ethanol at a cost that allows us to operate profitably. Even if we are able to operate profitably, these other producers may be substantially more profitable than we are, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

Competition from large producers of petroleum-based gasoline additives and other competitive products may adversely affect our financial performance.

Our success depends substantially upon continued demand for ethanol from major oil refiners. We believe that other gasoline additives that have octane and oxygenate values similar to those of ethanol currently cannot be produced at a cost that makes them competitive. The major oil refiners have significantly greater financial, technological and personal resources than we have to reduce the costs of producing these alternative products or to develop other alternative products that may be produced at lower cost. The major oil refiners also have significantly greater resources than we have to influence legislation and public perception of ethanol. If the major oil refiners are able to produce ethanol substitutes at a cost that is lower than the cost of ethanol production, the demand for ethanol may substantially decrease. A substantial decrease in the demand for ethanol will reduce the price of ethanol, adversely affect our profitability and decrease the value of your stock.

Our financial results are directly affected by corn supply and feedstock prices, which could adversely affect the value of your investment.

We currently produce ethanol only from corn as our feedstock. Corn, as with most other crops, is affected by weather, governmental policy, disease and other conditions. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol. The significance and relative impact of these factors on the price of corn is difficult to predict. Corn prices have in fact increased sharply over the past several months, and those higher prices have made it more costly for us to produce ethanol. We believe that growing demand for ethanol has been a key factor in this increase. Significant variations in actual growing conditions from normal growing conditions may also adversely affect our ability to procure corn for our plants. Any events that tend to reduce the supply of corn will tend to increase prices and harm our business.

Rising corn prices have resulted in lower margins for the production of ethanol and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future, and the price of corn increased materially in 2007 and has continued to increase in 2008. Substantial increases in the price of corn have in the past caused some ethanol plants to temporarily cease production or lose money. A $1.00 per bushel increase in the price of corn at our Blairstown plant increases our costs by approximately $1.8 million per year. Due in part to the high cost of corn, our Blairstown facility operates at a loss. We cannot assure you that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

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

Since July 2005, we have relied on our Xethanol BioFuels facility in Blairstown, Iowa for the production of ethanol. All of our sales in 2006 and 2007 were from our Blairstown facility. Any natural disaster or other serious disruption at this facility due to fire, tornado, flood or any other cause could impair our ability to produce ethanol at the facility. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to produce ethanol and adversely affect our operating results. For example, production at our Blairstown facility was interrupted for approximately two weeks in the first quarter of 2007 caused by power outages resulting from severe weather during the quarter, and we can offer no assurances that similar or even longer disruptions will not occur in the future.

We rely on a single customer to purchase all of the ethanol we produce, and if that customer fails to purchase our production, we may be unable to sell ethanol.

We sell all of the ethanol produced at our Blairstown facility to Aventine Renewable Energy, Inc. under an exclusive, renewable three-year off-take agreement. Our sales are at market prices less the costs of transportation and Aventine’s marketing commission. Aventine is the second-largest producer and marketer of ethanol in the United States. We cannot assure you that if Aventine fails to purchase our ethanol production for any reason, we would be able to find other customers to purchase all or any part of it. If this occurs, our operating results would be materially adversely affected.

Price increases or interruptions in needed energy supplies could cause loss of customers and impair our financial performance.

Ethanol production requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as availability, delivery or mechanical problems, we may be required to halt production. If we halt production for any extended period, it will have a material, adverse effect on our business. Natural gas and electricity prices have historically fluctuated significantly. We purchase significant amounts of these resources as part of our ethanol production. Increases in the price of natural gas or electricity would harm our business and financial results by increasing our energy costs. In fact, during the past 18 months, the price of natural gas has varied from a high of $8.53 per dekatherm to a low of $4.52, causing a change in production cost of $0.17 per gallon of ethanol we produce. During the same period, our purchase price of corn has also varied from a high of $4.17 per bushel to a low of $2.14, causing a change in production cost of $0.75 per gallon of ethanol we produce.

Our biomass-to-ethanol technologies are unproven on a large-scale commercial basis and we have been unable to implement them in a commercial production environment.

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

As part of our growth strategy, we will seek to acquire or invest in complementary businesses, facilities or technologies. We intend, after we make an acquisition, to integrate the acquired assets into our operations and reduce operating expenses. The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We cannot assure you that we will in fact realize the anticipated benefits of any acquisitions we make. In addition, our future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

As of March 1, 2008, we have issued 2,948,357 shares of our common stock in connection with strategic acquisitions. During the fourth quarter of 2005, we charged $3,635,416 to expense, representing the unamortized cost of license agreements obtained as a result of four of our technology acquisitions and to write off $205,000 of goodwill associated with our now-closed Permeate facility.

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

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. Federal tax incentives make the production of ethanol significantly more competitive. The federal excise tax incentive program, which is scheduled to expire on December 31, 2010, allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, which is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of ethanol used in the mixture. The tax credit is scheduled to be reduced to $0.46 per gallon in 2009. We cannot assure you that the federal ethanol tax incentives will be renewed in 2010 or if renewed, on what terms they will be renewed. The elimination or significant reduction in the federal ethanol tax incentive could have a material adverse effect on our results of operations.

Waivers or repeal of the minimum levels of renewable fuels included in gasoline mandated by the Energy Independence and Security Act of 2007 could have a material adverse affect on our results of operations.

The Energy Policy Act of 2005 established a renewable fuel standard of 7.5 billion gallons of renewable fuels to be included in gasoline annually by 2012. On December 19, 2007, President Bush signed into law the Energy Independence and Security Act of 2007, which establishes new levels of renewable fuel mandates for conventional biofuel and advanced biofuel. The Energy Independence and Security Act increased the mandated minimum use of renewable fuels to 9 billion gallons per year in 2008 (up from 5.4 billon gallons per year under the previous renewable fuel standard), which further increases to 36 billon gallons per year in 2022.

Under the Energy Policy Act, the Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuel standard mandate with respect to one or more states if the administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the United States, or that there is inadequate supply to meet the requirement. Shortly after passage of the Energy Independence and Security Act of 2007 in December 2007, a Congressional sub-committee held hearings on the potential impact of the new renewable fuel standard on commodity prices. Although the sub-committee took no action towards repeal of the new renewable fuel standard, any attempt by Congress to re-visit, repeal or grant waivers from the new renewable fuel standard could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

While the Energy Policy Act of 2005, as amended by the Energy Independence and Security Act of 2007, imposes a renewable fuel standard, it does not mandate the use of ethanol and eliminates the oxygenate requirement for reformulated gasoline in the reformulated gasoline program included in the Clean Air Act.

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

Ethanol production involves the emission of various airborne pollutants, including particulate matter, carbon monoxide, carbon dioxide, nitrous oxide, volatile organic compounds and sulfur dioxide. Our plants also will discharge water into the environment. As a result, we are subject to complicated environmental regulations of the U.S. Environmental Protection Agency and regulations and permitting requirements of the State of Iowa. These regulations are subject to change, and those changes may require additional capital expenditures or increased operating costs. Consequently, considerable resources may be required to comply with existing or future environmental regulations. In addition, our ethanol plants could be subject to environmental nuisance or related claims by employees, property owners or residents near the ethanol plants arising from air or water discharges. Ethanol production can produce an unpleasant odor to which surrounding residents could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

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

We may be required to pay material amounts to address environmental issues at our Spring Hope facility.

We are aware of soil, groundwater or surface contamination involving asbestos at our Spring Hope facility, a former medium density fiberboard plant we acquired from Carolina Fiberboard Corporation, LLC in November 2006. We are also aware that the facility has asbestos insulation surrounding existing boilers, potential Polychlorinated Biphenyls (PCBs) contamination of the soil and oil leakage in several areas of the plant from past operations. We have not yet completed our environmental assessment of the facility and cannot determine the extent of contamination or remedial actions required. There may be other contamination or environmental concerns of which we are currently unaware. Under the purchase agreement, Carolina Fiberboard is required to pay or reimburse us for all reasonable costs and expenses incurred for cleanup or other remedial actions performed at the Spring Hope facility as needed. Under the purchase agreement, $128,000 in cash and 1,000,000 shares of our common stock are held in escrow to cover these costs and expenses. We cannot assure you, however, that we will be able to recover all our costs and expenses from Carolina Fiberboard or at all, or that the escrowed funds will be sufficient to cover our costs and expenses. The potential environmental liabilities could have a material adverse effect on our results of operations and financial condition.

Risks Related to an Investment in Our Common Stock

Our common stock price has fluctuated considerably, and stockholders may not be able to resell their shares at or above the price at which they purchased those shares.

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control. For example, since our reverse merger in February 2005 and through March 14, 2008, the high and low bid or closing sale price for our common stock has been $15.19 and $0.30 per share, respectively. Factors that could affect the market price of our common stock include the following:

•	our inability to manufacture ethanol as efficiently as we expect due to factors related to costs and supply of corn, energy or water;
•	market factors affecting the demand for ethanol such as price, competition and general economic conditions;
•	discontinuation or limitations on state and federal ethanol subsidies;
•	negative public sentiment toward ethanol production and use; and
•	environmental restrictions increasing the costs and liabilities of ethanol production.

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

We are unlikely to attract the attention of major brokerage firms for research and support, which may adversely affect the market price of our common stock.

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

We are currently authorized to issue up to 100,000,000 shares of common stock, of which 28,609,103 shares were issued and outstanding and an additional 10,278,764 were reserved for issuance as of March 1, 2008. Of the shares of common stock we have reserved for issuance, 937,930 shares were reserved for issuance for options that have not yet been granted under our 2005 Incentive Compensation Plan. Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the 61,076,821 authorized shares of our common stock that are not reserved for issuance and to grant options or other awards under our 2005 Incentive Compensation Plan. The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock. The options and warrants referred to above include provisions that require the issuance of increased numbers of shares of common stock on exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Up to 38,923,179 shares of our common stock may be offered from time to time in the open market, including the shares registered on the Registration Statement on Form SB-2 (No. 333-135121), which was originally declared effective on August 10, 2007, and shares reserved for issuance on the exercise of outstanding options and warrants. These sales may depress the market for the shares of our common stock. Moreover, additional shares of our common stock, including shares that have been issued in private placements, may be sold from time to time in the open market under Rule 144. Effective February 15, 2008, the SEC amended Rule 144 to shorten the holding period requirement for “restricted securities” of issuers that are subject to the reporting requirements of the Securities Exchange Act of 1934 to six months and substantially reduce the restrictions applicable to the resale of securities by non-affiliates. Under the new Rule 144, in general, affiliates who have held restricted shares of a reporting issuer for a period of six months may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks before the sale. Those sales may be repeated at specified intervals. Subject to satisfaction of a six-month holding requirement, non-affiliates of an issuer may make sales under Rule 144, as amended, without regard to the volume limitations, and any of the restricted shares may be sold by a non-affiliate after they have been held one year. Sales of our common stock by our affiliates are subject to Rule 144.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. Beginning with our 2007 fiscal year, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting. Beginning with our 2009 fiscal year (assuming the one-year extension recently proposed by the SEC becomes effective), our independent registered public accounting firm will be required to issue an attestation report on our internal controls over financial reporting.

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

Xethanol Corporation and some of our former officers and directors are defendants in litigation that could have a material adverse effect on our business, results of operations and financial condition.

We and some of our present and former officers and directors are defendants in two lawsuits that may result in substantial costs and require significant involvement of our management and may divert our management’s attention from our business and operations.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that we and some of our former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class actions complaints were thereafter filed in the same court, all of which have been consolidated into one action (the “Class Action”). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. On September 7, 2007, the District Court denied that motion. On November 28, 2007, the defendants, including Xethanol Corporation, reached on an agreement in principle with the plaintiffs’ lead counsel to settle the Class Action. The tentative settlement agreement, which was reached during a mediation overseen by a retired United States District Court Judge, calls for the payment of $2.8 million to the plaintiffs, of which we will pay $400,000 and our insurance carriers will pay $2.4 million. The agreement remains subject to final negotiated writings executed by the parties and approval by the United States District Court for the Southern District of New York. Although we expect the District Court to approve the settlement agreement, we can give no assurance that the District Court will approve the settlement agreement as finalized by the parties or at all.

In December 2007, Global Energy and Management, LLC filed an action in the federal court for the Southern District of New York against Xethanol and nine current or former officers, directors and employees. The individual defendants include David Ames, our Chief Executive Officer and a director; and Thomas J. Endres, our Chief Operating Officer, Executive Vice President, Operations. The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of Xethanol and Global Energy. On March 19, 2008, Global Energy served its second amended complaint on us. Based on an alleged investment of $250,000, Global Energy seeks more than $10,000,000 in damages plus pre-judgment interest and costs. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We maintain our principal executive and administrative offices in Atlanta, Georgia, where we lease 6,354 square feet of office space. The lease commenced on June 15, 2007 on a 42-month term, including six months of free rent. The base monthly rent under the lease is $14,000.

We also maintain offices in New York, New York, where we sublease office space under a month-to-month sub-lease for a monthly rental rate of approximately $17,000 from a company of which one of our former directors is the managing member. See Item 13, “Certain Relationships and Related Transactions - Office Space” for a more detailed discussion of this arrangement.

In December 2006, we entered into a lease for a condominium unit located in New York City to be used by our Chief Executive Officer and other officers and employees who reside outside the greater New York City area. The term of the lease is one year beginning on January 1, 2007. The monthly rent under the lease is $6,400. In December 2006, we paid the full amount of the rent payable under the lease in advance through June 2008.

We own our Xethanol BioFuels facility located in Blairstown, Iowa that consists of a 24,728 square foot ethanol plant on 25.5 acres of land and a 20.9-acre vacant lot adjoining the property; our facility located in Augusta, Georgia that consists of multiple facilities on 40.8 acres; and our facility located in Spring Hope, North Carolina that consists of 200,000 square feet of factory building on 212 acres. Our Blairstown facility also includes warehouse and distribution facilities, and available space for potential expansion.

We purchased our Augusta facility in August 2006 for approximately $8,400,000 in cash. In October 2006, we sold surplus equipment from the Augusta facility for $3,100,000 in cash. We have decided that the Augusta facility does not fit within our long-term corporate strategy, and on March 20, 2008, our board authorized management to pursue the sale of the facility. We have interviewed real estate brokerage firms to assist us in marketing the property for sale, but we have not retained such a firm. We can offer no assurances regarding how long it would take to sell the facility or the price we might receive.

We have also reevaluated our Spring Hope facility and have decided that it does not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of the facility. Before we sell our Spring Hope facility, we will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property. We can offer no assurances regarding how long it would take to sell the facility or the price we might receive.

We believe that our Blairstown facility is in good working order.

ITEM 3. LEGAL PROCEEDINGS.

We are a party to the lawsuits described below. An adverse result in these lawsuits could have a material adverse effect on our business, results of operations and financial condition. In connection with the class action lawsuit described below (and a derivative action that has been dismissed), we accrued $200,000 at December 31, 2006 to cover the deductible amount we are required to pay under our director and officer liability insurance policy for those claims. Through December 31, 2007, we have paid $200,000 in legal fees, have accrued a liability for the approximately $346,000 in additional legal fees and have recorded a $300,000 receivable from our insurance carriers, which is the amount the insurance carriers have agreed to pay under the tentative settlement described below.

Shareholder Class Action. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that Xethanol and some of its former officers and directors made materially false and misleading statements regarding the Xethanol’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) (the “Class Action”). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. On September 7, 2007, the District Court denied that motion. On November 28, 2007, the defendants, including Xethanol Corporation, reached an agreement in principle with plaintiffs’ lead counsel to settle the Class Action. The tentative settlement agreement, which was reached during a mediation overseen by a retired United States District Court Judge, calls for the payment of $2.8 million to the plaintiffs, of which we will pay $400,000 and our insurance carriers will pay $2.4 million. In addition, our insurance carriers have agreed to pay up to an additional $300,000 in legal costs. The agreement remains subject to final negotiated writings executed by the parties and approval by the United States District Court for the Southern District of New York. Although we expect the District Court to approve the settlement agreement, we can give no assurance that the District Court will approve the settlement agreement as finalized by the parties or at all.

Global Energy and Management, LLC Lawsuit. In December 2007, Global Energy and Management, LLC (“Global Energy”) filed an action in the federal court for the Southern District of New York against Xethanol and nine current or former officers, directors and employees. The lawsuit is entitled Global Energy and Management v. Xethanol Corporation, Mr. d’Arnaud-Taylor; Mr. Langberg; Mr. Bellone; Louis B. Bernstein, a former President, Interim Chief Executive Officer and director; David Ames, our Chief Executive Officer, President and a director; Thomas J. Endres, our Chief Operating Officer, Executive Vice President, Operations; Robin Buller, a former Executive Vice President - Strategic Development; David Kreitzer, a former employee; and John Murphy, a former consultant, 07 Civ. 11049 (NRB) (S.D.N.Y.). The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of Xethanol and Global Energy. On March 19, 2008, Global Energy served its second amended complaint on us. Based on an alleged investment of $250,000, Global Energy seeks more than $10,000,000 in damages plus pre-judgment interest and costs. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

Litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. We may incur material legal and other expenses, and our management may be distracted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Proposals Submitted to Stockholders at 2007 Annual Meeting

We held our annual meeting of stockholders on January 22, 2008, which was reconvened on February 12, 2008 to open and close the polls and announce the results of the voting on all three proposals. We asked our stockholders to vote on three proposals, which are described in more detail in the proxy statement dated December 27, 2007 that we sent to our stockholders and filed with the SEC:

1.	to elect six directors to serve until the 2008 annual meeting of stockholders or until their successors have been duly elected and qualified;
2.
to approve an amendment to our 2005 Incentive Compensation Plan, as amended on August 10, 2006 (the “Plan”) to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000; and

3.	to ratify the appointment of Imowitz Koenig & Co., LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

Election of Directors

All six of management’s nominees for directors as listed in the proxy statement were elected with the following votes (there were no abstentions or broker non-votes) to serve until the 2008 annual meeting of stockholders or until their successors have been duly elected and qualified:

	Votes For	Votes Withheld

David R. Ames	17,240,574	3,070,844
William P. Behrens	17,205,423	3,105,995
Gil Boosidan	17,222,855	3,088,563
Richard D. Ditoro	17,194,516	3,116,900
Robert L. Franklin	17,234,238	3,077,180
Edwin L. Klett	17,195,223	3,116,195

Approval of an Amendment to the Plan

An amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000 was approved with the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes

4,137,116	3,405,366	97,816	12,671,121

Ratification of the appointment of Imowitz Koenig & Co., LLP

The appointment of Imowitz Koenig & Co., LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved and ratified with the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes

18,711,628	1,375,222	224,066	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 1, 2008, there were approximately 128 record holders of our common stock and 28,609,103 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock are listed on the American Stock Exchange under the trading symbol XNL. Before June 20, 2006, our common stock was quoted on the OTC Bulletin Board under the trading symbol XTHN.OB.

The following table sets forth, with respect to the periods between January 1, 2006 and June 19, 2006 (inclusive), the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board and, with respect to the periods between June 20, 2006 and December 31, 2007 (inclusive), the high and low sales prices for our common stock for the periods indicated as reported by AMEX. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2006

First Quarter	$6.80	$2.30
Second Quarter	16.18	6.85
Third Quarter	10.14	2.58
Fourth Quarter	4.20	2.18

Year Ended December 31, 2007

First Quarter	$4.14	$1.95
Second Quarter	2.57	1.12
Third Quarter	1.93	0.65
Fourth Quarter	0.99	0.30

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

ITEM 6.    SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

Our net sales were approximately $11.0 million for the year ended December 31, 2007. Currently, our only source of revenue is from our sales of ethanol and related products at our corn based Xethanol BioFuels plant in Blairstown, Iowa. We had cash and cash equivalents of approximately $12.3 million as of December 31, 2007 and approximately $9.5 million as of March 14, 2008.

In October 2007, we sold a portion of our property located at our Blairstown site for $554,000. In November 2007, we sold all of the assets at our Permeate facility for $500,000 in cash.

For the year ended December 31, 2007, we used a total of approximately $3.4 million in net cash in connection with investing activities, including a loss on marketable securities of $1.6 million. During 2007, we invested cash of approximately $1.3 million related to our formerly planned ethanol facility at our Blairstown site. We have deferred construction of the new facility indefinitely as a result of the changing ethanol market, continued high prices for corn and our inability to arrange debt or equity financing for the project.

We intend to build a demonstration plant for converting citrus peel waste into ethanol and are negotiating an agreement to locate the plant at an existing citrus facility in Florida owned by one of the largest citrus processors in the state. The planned cost for the two-year build-out of the demonstration plant is approximately $5,900,000. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant for this purpose. We plan to apply for federal government grants and combine private equity with those grants to supplement the state grant. If we do not receive these federal grants, we will need to raise additional equity to build this plant as we intend.

We anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. We do not presently intend to pursue the manufacture and sale of a diesel biofuel based on H2Diesel’s technology. We may seek to sell some of our H2 Diesel stock from time to time to raise capital.

We plan to use a portion of our current cash to provide seed equity for potential new projects while we analyze financing options. We will also use cash on hand to fund corporate overhead, and invest in technology and research and development. We will need substantial additional capital to pursue our plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Please see the section entitled “Description of Formation and Capitalization” for a description of our corporate history and material capital-raising transactions.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Loss. We incurred a net loss of $31.3 million for the year ended December 31, 2007 versus a net loss of $20.2 million for the year ended December 31, 2006. Included in the net losses for the years ended December 31, 2007 and 2006 were non-cash charges totaling $18.3 million and $14.4 million or 58.5% and 71.4% of our net losses, respectively. Significant 2007 non-cash charges included:

•
$12.2 million of impairment losses on fixed assets, composed of $7.0 million in impairment losses on our Spring Hope facility, a $2.6 million impairment loss relating to costs previously incurred for a planned second ethanol facility at Blairstown that we have deferred indefinitely; a $2.1 million impairment loss at our Augusta site, and a $521,000 impairment loss on our Permeate assets that we sold in November 2007;

•	$4.0 million in expenses related to stock options and warrants issued for services;
•	$1.2 million in loss on equity of H2Diesel; and
•	$798,000 in depreciation and amortization expenses.

The increase in net loss of $11.1 million for 2007 as compared to 2006 resulted primarily from:

•	a $11.7 million increase in impairment loss on fixed assets;
•	a $2.6 million increase in gross loss on net sales; and
•	a $2.2 million increase in general and administrative expenses, including a $1.2 million increase in expenses at our Spring Hope facility offset by

•	a $3.0 million decrease in equity compensation;
•	a $2.1 million decrease in other expenses; and
•	a $251,000 decrease in research and development expenses.

Our ability to achieve profitable operations depends in part on increasing gross margin on our existing facility at Blairstown. Given the uncertainties of predicting gross margin, we cannot assure you when we will show profitable results.

Net Sales. Net sales for the year ended December 31, 2007 were $11.0 million compared to the same amount for the year ended December 31, 2006. Sales during 2007 and 2006 relate entirely to the Blairstown facility. During the year ended December 31, 2007, Blairstown sold 5.4 million gallons of ethanol at monthly prices ranging between $1.51 and $2.09 per gallon with an average price of $1.87 per gallon and generated revenue of $1.0 million from the sales of by-products. Total average revenue per gallon including by-products was $2.06. During the year ended December 31, 2006, Blairstown sold 5.2 million gallons of ethanol at monthly prices ranging between $1.52 and $2.38 per gallon with an average price of $1.99 per gallon and generated revenue of $664,000 from the sales of by-products. Total average revenue per gallon including by-products was $2.10.

Cost of Sales. Cost of sales for the year ended December 31, 2007 was $12.7 million compared to $10.1 million for the year ended December 31, 2006. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation, repairs and maintenance. The increase in cost of sales resulted primarily from an increase in the average monthly cost of corn and a small increase in gallons of ethanol produced during the period.

The average monthly cost of sales during the year ended December 31, 2007 was approximately $2.36 per gallon, reflecting the increased costs of grain during the period from a low of $2.09 per gallon in August to a high of $2.77 per gallon during February. The average monthly cost of sales during the year ended December 31, 2006 was approximately $1.91 per gallon, from a low of $0.79 per gallon in January to a high of $1.26 per gallon during December. The average monthly cost of corn during the year ended December 31, 2007 was $1.42 per gallon sold as compared to $.87 in 2006. The Blairstown facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which may result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of our competitors’ larger plants.

Gross (Loss) Profit. Gross loss for the year ended December 31, 2007 was $1.6 million, or 14.9% of net sales, versus a gross profit of $$938,000, or 8.5% of net sales, for the year ended December 31, 2006. The increase in gross loss is principally due to a higher average corn price and a lower average selling price for the year ended December 31, 2007 compared to the prior year.

General and Administrative Expenses. General and administrative expenses (“G&A”) were $10.1 million for the year ended December 31, 2007 compared to $7.9 for the year ended December 31, 2006, reflecting a net increase of $2.2 million, or 27.8%. The primary components of 2007 G&A expenses were:

•	$2.5 million for accounting and legal services or 24.8% of G&A;
•	$1.4 million of employee cash compensation or 13.9% of G&A;
•	$1.4 million for expenses of the Spring Hope facility or 13.9% of G&A;
•	$1.3 million for expenses of CoastalXethanol or 12.9% of G&A; and
•	$994,000 for fees to outside advisors, professionals and other service providers or 9.8% of G&A.

Other significant items included in G&A were:

•	$896,000 in travel and entertainment expenses;
•	$402,000 in rent expense; and
•	$306,000 for expenses related to our Blairstown facility.

The increase in G&A in 2007 compared to 2006 was primarily attributable to:

•	a $1.5 million increase in accounting and legal fees primarily resulting from our SEC filings and litigation costs;
•
a $495,000 increase in travel and entertainment expenses resulting primarily from travel related to executive management’s assessment of our facilities, R&D projects and potential new business opportunities; and

•	a $1.2 million increase in expenses related to our Spring Hope site, which we acquired during the fourth quarter of 2006.

The increases in G&A costs were partially offset by:

•	a $565,000 decrease in consulting costs; and
•	a $341,000 decrease in payroll costs.

Equity Compensation. Equity compensation for the year ended December 31, 2007 was $4.0 million compared to $7.0 million for the year ended December 31, 2006. The significant items in equity compensation include:

•
$2.6 million in compensation expense for the year ended December 31, 2007 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $485,000 from $3.1 million of expenses in the prior year;

•
$942,000 in compensation expense for the year ended December 31, 2007 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing a decrease of $1.4 million from $2.4 million in the prior year; and

•	$421,000 in compensation expense related to warrants issued in 2006 and expensed during the year ended December 31, 2007, a decrease of $669,000 from $1.1 million in the prior year; and
•	no compensation expense for the year ended December 31, 2007 related to shares of common stock issued for services rendered, representing a decrease of $448,000 from the prior year.

Depreciation and Amortization. Depreciation expense for the year ended December 31, 2007 was $65,000 compared to $205,000 for the prior year. The $140,000 decrease resulted primarily from the impairment loss on fixed assets of Permeate at December 31, 2006 and the subsequent sale of Permeate’s assets in 2007.

Amortization expense for the year ended December 31, 2007 was $273,000 compared to $136,000 for the prior year. The $137,000 increase was as a result of an entire year of amortization in 2007 on our research and development agreements as compared to six months in 2006.

Research and Development. Research and development expenses for the year ended December 31, 2007 decreased by $251,000 to $601,000 as compared to $852,000 for the year ended December 31, 2006. This decrease is primarily due to the expiration of the research agreement with UTEK in March 2007 and as the result of an extension to the contract with the National Renewable Energy Laboratory, at no additional cost to us.

Impairment Loss - Fixed Assets. The impairment loss on fixed assets for the year ended December 31, 2007 was $12.2 million. We recognized impairment losses composed of $7.0 million in impairment losses on our Spring Hope facility, a $2.6 million impairment loss relating to costs previously incurred for a planned second ethanol facility at Blairstown that we have deferred indefinitely; a $2.1 million impairment loss at our Augusta site, and a $521,000 impairment loss on our Permeate assets that we sold in November 2007. We charged $514,000 to expense to recognize an impairment loss on fixed assets at our Permeate facility in 2006. In anticipation of the probable sale or disposal of these assets, we concluded that the carrying amount of the remaining assets exceeded their likely disposition value based on an analysis of current market prices.

Interest Income. Interest income for the year ended December 31, 2007 decreased by $438,000 from $1.2 million for the year ended December 31, 2006 to $746,000 for the year ended December 31, 2007. This decrease is due directly to the decrease in our cash and cash equivalents resulting from our use of cash for operations, financing and investing activities.

Impairment Loss - H2Diesel. At December 31, 2006, we recorded a loss on our investment in H2Diesel of $2.3 million, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of our investment.

Loss on Royalty Note Conversion. During the year ended December 31, 2006, in connection with the conversion of our royalty notes, we issued 330,000 warrants with an exercise price of $12.50 to the holders of the royalty notes. The value of these warrants at the time of issuance was $2,170,212. Also in connection with the conversion, the holders of the notes waived $203,500 in interest accrued to the date of conversion. The accrual was reflected in interest expense and as an offset to the cost of the warrants in 2006.

Loss on Equity of H2Diesel. For the year ended December 31, 2007, we recorded loss on equity of H2Diesel of $1.2 million compared to $1.6 million for the year ended December 31, 2006. This loss represents our portion of H2Diesel’s net losses, based on the equity method of accounting.

Loss on Marketable Securities. During the year ended December 31, 2007, we recorded an expense of $1.6 million for a loss on an investment in marketable securities as described in “Liquidity and Capital Resources” below.

Legal Settlement Costs. During the year ended December 31, 2007, we recorded an expense of $400,000 as the result of the tentative settlement of a class action lawsuit.

Other Income. Other income for the year ended December 31, 2007 decreased by $314,000 to $178,000 from $492,000 for the corresponding period in 2006. The decrease is primarily attributable to the decrease in management fees resulting from the termination of our management agreement with H2Diesel in 2006.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $12.3 million as of December 31, 2007 and approximately $9.5 million as of March 14, 2008. Our working capital as of December 31, 2007 was $10.8 million, representing a decrease in working capital of $13.6 million compared to $24.4 million at December 31, 2006. We had outstanding debt instruments totaling $309,000 as of December 31, 2007 and $305,000 as of March 14, 2008.

During the year ended December 31, 2007, we used net cash of $9.7 million for operating activities. We used additional cash of $2.4 million for investing activities. Included in cash used for investing was:

•	approximately $1.3 million used in the preconstruction phase of our Blairstown expansion project;
•	approximately $328,000 for equipment and improvements at our Georgia and Florida sites; and
•	a $1.6 million loss from an investment in marketable securities as described below.

During the year ended December 31, 2007, we received cash proceeds of $224,000 from the exercise of stockholder warrants. In addition, we received cash proceeds of $1.1 million from the sale of assets at our Permeate and Blairstown facilities.

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we disclosed that we had cash, cash equivalents and marketable securities of approximately $17.1 million as of August 1, 2007, including a net investment in marketable securities of $13.3 million. The $13.3 million investment in marketable securities was comprised of two auction rate securities for which Deutsche Bank Securities Inc. served as initial purchaser and broker-dealer. Each auction rate security holds a fixed portfolio of corporate bonds. Until August 2007, the securities were purchased and sold through an auction-type mechanism at a 28-day interval. Deutsche Bank Securities Inc. also facilitated the purchase and sale of the securities at par between auction dates. We learned in late August 2007 that the most recent auctions of each of the two securities had failed. We also learned that Deutsche Bank Securities Inc. was no longer facilitating the purchase and sale of the securities at par between auction dates and that the securities could be sold only at a discount to par.

In light of the current credit markets and our inability to sell the securities at par, our board of directors evaluated the risks of continuing to hold the securities, which included the risk that the sales price of the securities might decline even further. Based on this evaluation, the board authorized management to sell all of the securities. We did so on September 20, 2007 through Deutsche Bank Securities Inc. at a discount to par. The sales resulted in a loss of $1.6 million of our $13.3 million total investment in the securities. We reflected a $1.6 million loss resulting from the sale of the securities for the year ended December 31, 2007.

In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We agreed to pay $600,000 to our joint venture partner over the next five years. We intend to build a demonstration plant for converting citrus peel waste into ethanol and are negotiating an agreement to locate the plant at an existing citrus facility in Florida owned by one of the largest citrus processors in the state. The planned cost for the two-year build-out of the demonstration plant is approximately $5,900,000. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant for this purpose. We plan to apply for federal government grants and combine private equity with those grants to supplement the state grant. If we do not receive these federal grants, we will need to raise additional equity to build this plant as we intend.

We will need substantial additional capital to pursue the demonstration plant and any other growth opportunities we pursue. We may seek to raise capital through additional equity offerings, debt financing, bond financing, asset sales or a combination of these methods. Our primary sources of capital are as follows:

•	We have cash and cash equivalents of $9.5 million on hand as of March 14, 2008.
•
We hold 5,670,000 shares of H2Diesel common stock and recently sold 180,000 shares of H2Diesel common stock for net proceeds of approximately $665,000. H2Diesel common stock has recently traded at over $5.00 per share on the OTC Bulletin Board. Because we own more than 30% of the outstanding shares of H2Diesel, we relied on SEC Rule 144 in selling those shares. Under that rule, the volume of our sales of H2Diesel common stock is limited to 1% of the outstanding shares of H2Diesel common stock every 90 days. We may seek to sell a larger block of our H2Diesel shares in some other manner at a substantial discount to the market price, but we can offer no assurances that we will be able to do so.
•
We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. We can offer no assurances regarding the proceeds of the sale of one or both of those properties or the timing of any such sale or sales.

To conserve our cash and cash equivalents, we have taken or expect to take several actions:

•	We have downsized our operations by terminating personnel and electing not to renew certain consulting agreements. We estimate that these measures will save us approximately $800,000 annually.
•	If we are successful in selling our Augusta facility, we estimate that we would reduce our annual overhead by approximately $600,000.
•	If we are successful in selling our Spring Hope facility, we estimate that we would reduce our annual overhead by approximately $250,000.
•
We have indefinitely deferred construction of a new Blairstown ethanol plant as a result of the changing ethanol market, continued high prices for corn and our inability to arrange debt or equity financing for the project.

•	We have decided to close our New York office and relocate our headquarters to Atlanta, Georgia.

As noted above, we can offer no assurances regarding the proceeds of the sale of one or both of our Augusta and Spring Hope properties or the timing of any such sale or sales. Further, before we can sell the Spring Hope property, we will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property.

We currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We will need to curtail expenses further, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

At December 31, 2006, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of our investment in H2Diesel, we recognized a $2.3 million loss in the value of our investment in H2Diesel. We concluded that this is other than a temporary decline in our investment in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. As of December 31, 2007, our carrying value of our investment in H2Diesel was $647,000 in accordance APB No. 18. During the first quarter of 2008, we sold 180,000 shares of H2Diesel’s common stock under SEC Rule 144 for an aggregate sales price of $782,000. As of March 1, 2008, we own 5,670,000 shares of H2Diesel Holdings common stock, which represented approximately 31.2% of the common stock then outstanding.

Our remaining $623,000 of intangible assets at December 31, 2007 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). The research agreement ($390,000, net of amortization) is currently being amortized over its three-year term. The license agreement ($233,000, net of amortization) is currently being amortized over its 20-year life.

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

At September 30, 2007, we recorded a $522,000 impairment loss on fixed assets at our Permeate facility. Because we sold those assets on November 9, 2007 under a sales contract executed October 3, 2007, we recorded an impairment loss on those assets.

At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development. The impairment loss relates to our assets in Spring Hope, North Carolina, which we had initially purchased in November 2006 for $7.8 million, of which $4.0 million was in cash with the balance in common stock and warrants. Based on discussions with a party potentially interested in acquiring the assets, we determined that we should record an impairment loss on these assets. The discussions with the party that was interested in purchasing the property have not resulted in a purchase agreement. Therefore, we performed an analysis of the fair market value of the property at December 31, 2007 and determined that an additional impairment loss of $4.2 million should be recorded.

At December 31, 2007, we recorded a $2.6 million impairment loss on costs previously incurred for a planned second ethanol facility at Blairstown. Currently, we have indefinitely deferred construction of a new Blairstown ethanol plant as a result of the changing ethanol market, continued high prices for corn and our inability to arrange debt or equity financing for the project. For these reasons, we have concluded that we should record an impairment loss to reflect some of the costs related to this project.

At December 31, 2007, we recorded a $2.1 million impairment loss on our Augusta property. On March 20, 2008, our board authorized management to pursue the sale of the property. We have performed a market study analysis of the amount that we can expect to realize upon the sale of the site and have recorded an impairment based on this analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are filed as part of this annual report on the pages indicated.

Consolidated Financial Statements for the years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Xethanol Corporation

We have audited the accompanying consolidated balance sheets of Xethanol Corporation (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xethanol Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Imowitz Koenig & Co., LLP

New York, New York
March 24, 2008

Xethanol Corporation
Consolidated Balance Sheets
(in thousands, except share data)
	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,322	$24,183
Receivables	564	582
Inventories	294	291
Other current assets	879	846
Total current assets	14,059	25,902

Property and equipment, net	4,316	8,596
Property held for development	554	12,553
Property previously held for development	5,416	-
Investment in and advances to H2Diesel Holdings, Inc.	647	1,963
Research and license agreements, net of amortization
of $409 and $136 in 2007 and 2006, respectively	623	895
Other assets	403	1,537
TOTAL ASSETS	$26,018	$51,446

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,221	$1,229
Accounts payable - related parties	-	318
Total current liabilities	3,221	1,547

Note payable	295	310
Minority interest	116	116
Capitalized lease obligation	14	22
Total liabilities	3,646	1,995

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized; 28,609,103 and 28,497,648 shares issued and
outstanding in 2007 and 2006, respectively	29	28
Additional paid-in-capital	89,171	84,974
Accumulated deficit	(66,828)	(35,551)
Total stockholders’ equity	22,372	49,451
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,018	$51,446

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Operations
(in thousands, except per share data)
	Year Ended December 31,
	2007	2006

Net sales	$11,037	$11,029
Cost of sales, including depreciation of $461 and $451
for 2007 and 2006, respectively	12,686	10,091
Gross (loss) profit	(1,649)	938

Operating expenses:
General and administrative expenses	10,110	7,932
Equity compensation	3,974	7,022
Depreciation and amortization	338	341
Impairment loss on property	12,249	514
Research and development	601	852
Total operating expenses	27,272	16,661

Loss from operations before other (expense) income	(28,921)	(15,723)

Other (expense) income:
Interest income	746	1,184
Interest expense	(55)	(217)
Loss on marketable securities	(1,589)	-
Impairment loss - investment in H2Diesel Holdings, Inc.	-	(2,322)
Loss on equity of H2Diesel Holdings, Inc.	(1,236)	(1,626)
Loss on royalty note conversion	-	(1,967)
Legal settlement costs	(400)	-
Other income	178	492
Total other (expense) income	(2,356)	(4,456)

Net loss	$(31,277)	$(20,179)

Basic and diluted net loss per share	$(1.09)	$(0.93)

Weighted average number of
shares outstanding	28,592,919	21,604,355

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Stockholders’ Equity
(in thousands)
	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	15,011	$15	$15,586	$(15,372)	$229
Shares issued for cash to Fusion
Capital, net of placement fees	1,895	2	9,610	-	9,612
Shares issued for cash in private
offerings, net of placment fees	7,587	8	31,629	-	31,637
Shares issued in exchange for
H2Diesel, Inc. common stock
and sublicense	500	1	5,425	-	5,425
Shares issued to UTEK
Corporation for acquisition	137	-	1,132	-	1,132
Shares issued in connection with acquisition
in Spring Hope, NC	1,197	1	3,518	-	3,519
Warrants issued in connection with acquisition
in Spring Hope, NC	-	-	277	-	277
Shares issued for exchange of
mortgage note	135	-	432	-	432
Cancellation of mortgage note	-	-	450	-	450
Shares issued for exercise of
outstanding warrants	311	-	945	-	945
Shares issued for conversion of
of secured notes payable	1,650	1	6,598	-	6,600
Shares issued for services	75	-	568	-	568
Options granted under 2005
Incentive Compensation Plan	-	-	5,483	-	5,483
Warrants issued in royalty note conversion	-	-	2,170	-	2,170
Warrants issued for services	-	-	1,152	-	1,152
Net loss	-	-	-	(20,179)	(20,179)
Balance at December 31, 2006	28,498	28	84,975	(35,551)	49,452
Shares issued for exercise of warrants	111	1	223	-	224
Options granted under 2005 Incentive					-
Compensation Plan	-	-	3,552	-	3,552
Warrants issued for services	-	-	421	-	421
Net loss	-	-	-	(31,277)	(31,277)
Balance at December 31, 2007	28,609	$29	$89,171	$(66,828)	$22,372

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2007	2006

Cash flows from operating activities
Net loss	$(31,277)	$(20,179)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	798	791
Amortization of management fee income	-	(437)
Issuance of common stock, stock options
and warrants for services rendered	3,974	7,203
Issuance of warrants for debt conversion	-	1,967
Issuance of warrants in settlement of interest liability
on secured notes	-	204
Impairment loss - investments	14	2,390
Impairment losses - property	12,249	514
Loss on equity of H2Diesel Holdings, Inc.	1,236	1,627
Loss on retirement of fixed assets	-	154
Loss on marketable securities	1,589	-
Changes in operating assets and liabilities:
Receivables	18	(17)
Inventories	(4)	(95)
Other assets and liabilities	46	(472)
Accounts payable and accrued expenses	1,993	164
Accounts payable-related parties	(318)	262
Net cash used in operating activities	(9,682)	(5,924)

Cash flows from investing activities
Purchase of property and equipment	(1,517)	(3,237)
Purchase of property held for development	(328)	(12,551)
Investment in research agreement	-	(300)
Investment in marketable securities	(38,100)	-
Redemption of marketable securities	36,511	-
Cash received for sale of fixed assets	1,054	-
Cash received from sale of Augusta GA assets	-	3,100
Advances to H2Diesel Holdings, Inc.	-	(50)
Net cash used in investing activities	(2,380)	(13,038)

Cash flows from financing activities
Cash received for common stock	224	42,194
Cash received from acqusition	-	400
Payment of note payable	(15)	-
Payment of mortgage payable	-	(243)
Payment of capitalized lease obligation	(8)	(8)
Net cash provided by financing activities	201	42,343

Net (decrease) increase in cash and cash equivalents	(11,861)	23,381
Cash and cash equivalents - beginning of year	24,183	802
Cash and cash equivalents - end of year	$12,322	$24,183

Supplemental Disclosures
Interest paid	$55	$13
Income taxes paid	124	17

Non-cash activity
Issuance of common stock in partial exchange for
mortgage payable	$-	$432
Issuance of new mortgage payable in partial exchange
for mortgage payable	-	243
Increase in stockholders' equity as a result of the exchange
of mortgage payable with stockholders	-	450
Research and license agreements acquired in exchange for
common stock	-	732
Investment acquired in exchange for common stock	-	5,425
Investment acquired in exchange for management services	-	794
Conversion of notes payable to common stock	-	6,600

See Notes to Consolidated Financial Statements

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Xethanol Corporation (the “Company”) is a renewable energy and clean technology company. The Company’s business currently includes an operating plant in Blairstown, Iowa that produces ethanol from corn; a planned demonstration plant in Florida for converting citrus peel waste into ethanol; bio-separation and bio-fermentation technologies, along with strategic relationships with government and university research labs to further develop and prove out these technologies; and minority investments in other renewable energy or clean tech businesses. For 2007, the Blairstown facility produced ethanol at a rate of approximately 5.4 million gallons, using corn as its feedstock. The Company’s sales during 2007 relate entirely to the Blairstown facility.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to previously reported amounts to conform to the current presentation, with no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, and debt instruments secured by bonds of U.S. corporations. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all investments with stated maturities of greater than three months are classified as marketable securities.

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

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilutive.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows:

	Balance at December 31,
	2007	2006
Employee stock options	5,245,000	4,430,000
Series A warrants	1,517,383	1,517,383
Series B warrants	758,735	758,735
Placement agent warrants	606,938	606,938
Other warrants	1,248,090	2,314,720
	9,376,146	9,627,776

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

Receivables

The Company records trade accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts, if necessary, to reflect any loss anticipated on the trade accounts receivable balance. At December 31, 2007, the Company has determined that an allowance for estimated uncollectible accounts is not necessary.

Investments

The Company accounts for its investments in accordance with FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). A variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights nor has equity investors that provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both.

For investments that are not required to be consolidated, the Company follows the guidance provided by APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories consist of the following:

	December 31, 2007	December 31, 2006
Raw materials	$85,000	$81,000
Work in process	109,000	94,000
Finished goods	100,000	116,000
	$294,000	$291,000

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions are capitalized and depreciated over their estimated useful lives. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. The range of useful lives for each category of fixed assets is as follows: buildings and land improvements - 20 years, process equipment - 10 years, lab equipment - 7 years, office equipment - 5 years, and computers - 3 years.

Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. Estimates of future cash flows are judgments based on management’s experience and knowledge of the Company’s operations and the industries in which the Company operates. These estimates can be significantly affected by future changes in market conditions and the economic environment.

Goodwill and License Agreements

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed. The Company accounts for goodwill and license agreements with indefinite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual review for impairment or more frequently if impairment indicators arise. At December 31, 2007 and 2006, the Company had no goodwill.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $601,000 and $852,000 for the years ended December 31, 2007 and 2006, respectively.

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

Segment Reporting

The Company operates as a single segment.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 became effective for financial assets and liabilities on January 1, 2008. This standard is not expected to materially affect how the Company determines fair value during 2008, but it may result in certain additional disclosures. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The Company is evaluating whether this standard will affect the Company’s determination of fair value in 2009.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact the Company’s future financial results to the extent that the Company makes significant acquisitions, as related acquisition costs will be expensed as incurred compared to the Company’s current practice of capitalizing those costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of stockholders’ equity, and minority interest expense will no longer be recorded in the consolidated statement of operations.

NOTE 3. LOSS ON SALE OF AUCTION RATE SECURITIES

At December 31, 2007, the Company’s cash equivalents were invested in money market funds. As of August 1, 2007, the Company had a net investment in marketable securities of $13.3 million, which was composed of two auction rate securities for which Deutsche Bank Securities Inc. served as initial purchaser and broker-dealer. Each auction rate security held a fixed portfolio of corporate bonds. Until the summer of 2007, the securities were purchased and sold through an auction-type mechanism at a 28-day interval. Deutsche Bank Securities Inc. also facilitated the purchase and sale of the securities at par between auction dates. The Company learned in late August 2007 that the most recent auctions of each of the two securities had failed. The Company also learned that Deutsche Bank Securities Inc. was no longer facilitating the purchase and sale of the securities at par between auction dates and that the securities could be sold only at a discount to par.

In light of the current credit markets and the inability of the Company to sell the securities at par, the Company sold all of the securities at a discount to par. The sales resulted in a loss of $1.6 million of the Company’s $13.3 million total investment in the securities. The Company has reflected a $1.6 million loss resulting from the sale of the securities for the year ended December 31, 2007.

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

ABGT is the licensee from the University of North Dakota’s Energy & Environmental Research Center (the “EERC”) of certain patents and know-how related to lignin and biomass gasification in Imbert gasifiers (the “Gasification Technology”). At the time of the acquisition, ABGT had cash of $400,000. ABGT is also a party to a Base Research Agreement with EERC, which has agreed to perform initial research, development, demonstration, and project implementation work with respect to the Gasification Technology (the “Project”), to provide the results of that work to ABGT, to give ABGT a one-year exclusive right of first negotiation to license inventions, discoveries or computer software developed as a result of that project and to grant ABGT a non-exclusive right to use any such invention, discovery, computer software or improvement internally to ABGT. The Base Research Agreement was scheduled to expire on August 31, 2007. In December 2007, EERC extended the term of the agreement to June 30, 2008. Under the Base Research Agreement, as of December 31, 2007, ABGT had contributed $300,000 to the Project that was supplemented with funding from two EERC programs with the Department of Energy, which provided an additional $480,000.

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The values of the assets acquired at June 13, 2006 were as follows:

Cash	$400,000
License	252,000
Research Agreement	480,000
$1,132,000

On June 28, 2006, ABGT contributed $300,000 to the Project, and the Research Agreement was increased to $780,000.

The amortized values of the intangible assets of ABGT as of December 31, 2007 are as follows:

License	$233,000
Research Agreement	390,000
$623,000

The value of the Base Research Agreement is being amortized over its three-year term. The Company recorded amortization expense of the AGBT license and research agreement of $273,000 for the year ended December 31, 2007 and $136,000 for the period from June 13, 2006 through December 31, 2006. The license agreement is being amortized over 20 years. The useful life of the license agreement will be reviewed at least annually. Its recoverability will be determined in accordance with SFAS 144.

Acquisition of Site in Augusta, Georgia

On August 23, 2006, CoastalXethanol LLC (“CoastalXethanol”), an 80% owned subsidiary of the Company at the time, purchased the assets of a former pharmaceutical manufacturing complex located in Augusta, Georgia from Pfizer, Inc. CoastalXethanol was a joint venture with Coastal Energy Development, Inc. (“CED”). The Company originally acquired an 80% membership interest in CoastalXethanol for a capital contribution of $40,000, and CED acquired a 20% membership interest in CoastalXethanol for a capital contribution of $10,000. The purchased assets included 40 acres of land, buildings, machinery and equipment. Under the purchase agreement, CoastalXethanol, through its newly-formed, wholly-owned subsidiary, Augusta BioFuels, LLC, paid approximately $8.4 million in cash for the facility. The Company provided the cash to acquire the facility.

On March 5, 2007, the Company, along with CoastalXethanol initiated an action against CED in the Supreme Court of the State of New York. On April 3, 2007, CED filed an answer and counterclaim. On September 14, 2007, the Company reached a settlement with CED and agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol. The parties executed releases, the payment and purchase of CED’s 20% interest in CoastalXethanol was completed on September 24, 2007, and CoastalXethanol became a wholly-owned subsidiary of the Company.

On October 31, 2006, Augusta BioFuels, LLC entered into a purchase and sale agreement for the sale of certain surplus equipment at the Augusta site. The buyer paid $3,100,000 in cash to Augusta BioFuels, LLC and agreed to perform certain demolition work valued at $1,600,000. The Company initially recorded the $4,700,000 value of the consideration received under this agreement as a reduction in machinery and equipment with a corresponding offset to cash and a deferred asset for the value of the demolition work. As of December 31, 2007, the Company has reduced the deferred asset by $1,600,000 with a corresponding increase to construction in progress. The demolition work was substantially completed during the fourth quarter of 2007.

The Company has determined that the Augusta facility does not fit within its long-term corporate strategy, and on March 20, 2008, its board authorized management to pursue the sale of the facility. In connection with the potential sale of the property, the Company performed a market study analysis of the amount that it can expect to realize upon the sale of the site and has recorded an impairment loss of $2.1 million as of December 31, 2007, based on this analysis.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Site in Spring Hope, North Carolina

On November 7, 2006, pursuant to an amended and restated asset purchase agreement, the Company purchased all of the fixed assets of a former fiberboard manufacturing facility in Spring Hope, North Carolina from Carolina Fiberboard Corporation LLC. The assets included 212 acres of land, approximately 250,000 square feet of manufacturing and office space and machinery and equipment. As consideration for the acquisition, the Company paid $4,000,000 in cash, 1,197,000 shares of the Company’s common stock valued at $2.94, the closing price of the Company’s common stock on the preceding business day, and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $4.00 per share. The fair value of the warrants using the Black-Scholes option pricing model was $277,470. Total consideration paid for the facility including closing costs of $36,747, amounted to $7,833,397.

At June 30, 2007, the Company recorded a $2.8 million impairment loss on the Spring Hope facility. Based upon discussions with a party potentially interested in acquiring the assets, the Company determined that it should record an impairment loss on these assets. The discussions with the party that was interested in purchasing the property have not resulted in a purchase agreement. Therefore, the Company performed an analysis of the fair market value of the property at December 31, 2007 and determined that an additional impairment loss of $4.2 million should be recorded at December 31, 2007. The Company has determined that the Spring Hope facility does not fit within its long-term corporate strategy, and on March 20, 2008, its board authorized management to pursue the sale of the facility.

Acquisition of Assets in Bartow, Florida

In December 2006, CoastalXethanol, through a newly formed subsidiary Southeast BioFuels LLC, purchased assets from Renewable Spirits, LLC for $100,000 in cash, a $600,000 non-interest bearing note payable over 120 months and a 22% membership interest in Southeast BioFuels. On September 14, 2007, Renewable Spirits’ interest in Southeast Biofuels LLC was reduced to 19.8% in connection with the settlement of the CED lawsuit described above. As part of the settlement, the Company acquired CED’s 10% interest in Renewable Spirits. The purchased assets consisted of equipment and intellectual property including Renewable Spirits’ rights under a cooperative research and development agreement with the U.S. Department of Agriculture’s Agricultural Research Service. The note payable at closing was recorded at its discounted value of $309,914, and Renewable Spirits’ interest in Southeast Biofuels has been recorded as minority interest of $115,617.

The Company plans to use the assets acquired in this transaction to develop a demonstration plant processing ethanol from citrus waste. The Company has not obtained financing for this facility.

NOTE 5. IMPAIRMENTS

Blairstown 2 Site

On June 30, 2006, the Company entered into an agreement with PRAJ Industries, Ltd. (“PRAJ”) to supply process license, design, engineering and supervision services to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year. The cost of the contract was originally $1,845,000 and was payable over seven installments based on predetermined deliverables. As of December 31, 2007, total payments of $810,000 have been made to PRAJ under the contract. During 2007, the Company elected not to proceed with any remaining phases of the contract and is no longer obligated under the contract for future payments.

As of December 31, 2007, $3.7 million of costs, including the purchase of land, had been expended on the previously purchased second ethanol facility at Blairstown. At December 31, 2007, the Company recorded a $2.6 million impairment loss on costs previously spent for the second ethanol facility. The Company has indefinitely deferred construction of the second Blairstown ethanol plant as a result of the changing ethanol market, continued high prices for corn and its inability to arrange debt or equity financing for the project. For these reasons, the Company has concluded that it should record an impairment loss against some of the costs related to this project.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining costs are included on the Company’s consolidated balance sheet in property previously held for investment.

Site in Spring Hope, North Carolina

On November 7, 2006, the Company purchased all of the fixed assets of a former fiberboard manufacturing facility in Spring Hope, North Carolina from Carolina Fiberboard Corporation LLC. The assets included 212 acres of land, manufacturing and office space, and machinery and equipment. Total consideration paid for the facility was $7.9 million. At June 30, 2007, the Company recorded a $2.8 million impairment loss on this facility. Based upon discussions with a party potentially interested in acquiring the assets, the Company determined that it should record an impairment loss on these assets. The discussions with the party that was interested in purchasing the property have not materialized into a purchase agreement. The Company has determined that the Spring Hope facility does not fit within its long-term corporate strategy, and on March 20, 2008, its board authorized management to pursue the sale of the facility. The Company performed an analysis of the fair market value of the property at December 31, 2007 and determined that it should record an additional impairment loss of $4.2 million at December 31, 2007.

Site in Augusta, Georgia

The Company owns a former pharmaceutical manufacturing complex located in Augusta, Georgia for which it paid approximately $8.4 million in cash. Later in 2006, the Company sold certain surplus equipment at the Augusta site for $3,100,000 in cash to a buyer that also agreed to perform certain demolition work valued at $1,600,000. The Company initially recorded the $4,700,000 value of the consideration received under this agreement as a reduction in machinery and equipment with a corresponding offset to cash and a deferred asset for the value of the demolition work. As of December 31, 2007, the Company has reduced the deferred asset by $1,600,000 with a corresponding increase to construction in progress. The demolition work was substantially completed during the fourth quarter of 2007. The Company has determined that the Augusta facility does not fit within its long-term corporate strategy, and on March 20, 2008, its board authorized management to pursue the sale of the facility. In connection with the potential sale of the property, the Company performed a market study analysis of the amount that it can expect to realize upon the sale of the site and, based on this analysis, has recorded a $2.1 million impairment loss as of December 31, 2007.

Permeate Facility

During 2006 and 2007, the Company recorded impairment losses of $514,000 and $522,000, respectively, on fixed assets related to its Permeate assets. On October 3, 2007, the Company agreed to sell the Permeate facility for $500,000 in cash. On November 9, 2007, the Company sold the Permeate facility, at no gain or loss, for $500,000.

NOTE 6. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR DEVELOPMENT

Property and equipment consists of the following:

	December 31, 2007	December 31, 2006
Land	$28,000	$62,000
Buildings	732,000	1,166,000
Machinery and equipment	3,906,000	5,063,000
Land improvements	569,000	569,000
Furniture and fixtures	259,000	84,000
Construction in progress	-	2,913,000
	5,494,000	9,857,000
Less accumulated depreciation and amortization	1,178,000	1,261,000
	$4,316,000	$8,596,000

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress consisted of expenditures related to the Company’s Blairstown expansion. As of December 31, 2007, these assets were considered impaired, and an impairment charge was recorded against these assets. See Note 7.

Property held for development consists of the following fixed assets:

	December 31, 2007	December 31, 2006
Land	$-	$1,227,000
Buildings	-	1,589,000
Machinery and equipment	554,000	9,257,000
Construction in progress	-	480,000
	$554,000	$12,553,000

In 2006, property held for development consisted of the assets purchased in connection with the Company’s acquisitions in Augusta, Georgia; Spring Hope, North Carolina; and Bartow, Florida. (See Note 4.) In 2007, property held for development consisted of only the machinery and equipment purchased in connection with the proposed demonstration plant in Bartow, Florida. Depreciation will not be recorded on these assets until they are placed into use.

NOTE 7. PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT

The Company has reevaluated its facility in Augusta, Georgia and has decided that the facility does not fit within its long-term corporate strategy. On March 20, 2008, the Company’s board authorized management to pursue the sale of the facility. The Company expects to use a real estate brokerage firm to assist in marketing the property for sale, but the Company has not retained such a firm as of December 31, 2007. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at December 31, 2007, after an impairment charge of $2.1 million, is $3.5 million.

The Company has reevaluated its facility in Spring Hope, North Carolina and has determined that the facility does not fit within its long-term corporate strategy. On March 20, 2008, the Company’s board authorized management to pursue the sale of the facility. Before the Company sells the property (or as a term of its sale), the Company will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property. The Company has accrued $500,000 to settle claims and $450,000 for environmental clean-up at December 31, 2007. The Company has not completed an environmental study or remediation. These estimates may require adjustment. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at December 31, 2007, after impairment charges of $7.0 million, is $856,000.

The Company has determined to defer indefinitely its expansion project at its second ethanol site at Blairstown and is currently evaluating several alternatives in which to dispose of or use the property. The carrying value of this property at December 31, 2007, after an impairment charge of $2.6 million, is $1,060,000.

Property previously held for development consists of the following fixed assets:

December 31, 2007
Land	$1,709,000
Buildings	1,817,000
Machinery and equipment	1,890,000
$5,416,000

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INVESTMENT IN H2DIESEL, INC.

The Company considers its investment in H2Diesel Holdings, Inc. (“H2Diesel”) as a variable interest in a Variable Interest Entity (“VIE”). H2Diesel is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels, under an exclusive license agreement with the inventor of the biofuel. Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in H2Diesel utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company has recorded a loss of $1,236,000 and $1,626,000 on its investment in H2Diesel for the years ended December 31, 2007 and December 31, 2006, respectively. At December 31, 2007, the Company owned 5,850,000 shares of H2Diesel common stock, which represented 32.2% of the outstanding common stock of H2Diesel. H2Diesel is currently a development stage company that has not yet generated any revenues. In February 2008, the Company sold 180,000 shares of H2Diesel common stock for net proceeds of approximately $777,000 and as of the date of this filing owns 5,670,000 shares of H2Diesel common stock. The Company does not presently intend to pursue the manufacture and sale of a diesel biofuel based on H2Diesel’s technology.

H2Diesel is a development stage company with no operations. According to its SEC filings, H2Diesel is obligated to pay $7.0 million in additional payments, including $1.0 million on March 20, 2008, to the owner of the technology it has licensed and in turn has sublicensed to the Company. H2Diesel’s most recent quarterly report on Form 10-QSB notes that these matters raise substantial doubt about H2Diesel’s ability to continue as a going concern. If H2Diesel fails to make the license payments as required, the Company could lose its sublicense of the technology as well as its entire investment in H2Diesel.

On April 14, 2006, the Company entered into a sublicense agreement with H2Diesel, Inc. The sublicense agreement was amended and restated on June 15, 2006, effective as of April 14, 2006. The Company entered into the sublicense agreement in connection with (a) an investment agreement dated as of April 14, 2006 among H2Diesel, two institutional investors and the Company; and (b) a management agreement dated as of April 14, 2006 between H2Diesel and the Company. (Both the investment agreement and the management agreement were amended on June 15, 2006, effective as of April 14, 2006, and H2Diesel terminated the management agreement effective as of September 25, 2006.)

Under the amended investment agreement, on April 14, 2006: (a) H2Diesel issued to the Company a total of 2,600,000 shares of its common stock and granted the Company the right to purchase up to an additional 2,000,000 shares of its common stock at an aggregate purchase price of $3,600,000 (the “Xethanol Option”); and (b) the Company granted the institutional investors the right to require the Company to purchase the 3,250,000 shares of H2Diesel’s common stock they owned in exchange for 500,000 shares of the Company’s common stock (the “Put Right”). H2Diesel had issued the 3,250,000 shares of its common stock to the institutional investors on March 20, 2006, together with stock options to purchase 2,000,000 shares of its common stock at an aggregate exercise price of $5,000,000 (the “Investor Option”). The institutional investors paid H2Diesel $2,000,000 for the H2Diesel common stock and options. Of the 2,600,000 shares of H2Diesel common stock issued to the Company, 1,300,000 shares were issued as an inducement to enter into the Put Right. The fair value of these shares was $793,815, based on a price per share of approximately $0.61, which the Company credited to additional paid-in capital. Concurrently, on April 14, 2006, the institutional investors exercised the Put Right, and the Company purchased their 3,250,000 shares of H2Diesel common stock in exchange for 500,000 shares of the Company’s common stock. The Company’s 5,850,000 shares of H2Diesel common stock represented 45.0% of the H2Diesel common stock then outstanding from April 14, 2006 until October 20, 2006.

On October 20, 2006, H2Diesel completed a reverse merger in which Wireless Holdings, Inc., a Florida shell corporation without any continuing operation or assets, caused its newly-formed, wholly owned subsidiary, Wireless Acquisition Holdings Corp., a Delaware corporation, to be merged with and into H2Diesel. The common stock of H2Diesel is quoted on the OTC Bulletin Board under the symbol HTWO.OB. Upon the effectiveness of the reverse merger, each share of H2Diesel common stock outstanding immediately before the merger was converted into one share of the common stock of Wireless Holdings, which subsequently changed its name to H2Diesel Holdings, Inc.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of its investment in H2Diesel as of April 14, 2006 as follows:

Net assets of H2Diesel	$988,747
Sublicense agreement	1,000,000
Master license agreement	3,436,253
Investment in H2Diesel	$5,425,000

The sublicense agreement and the master license agreement are described below.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of H2Diesel Holdings, Inc. as of December 31, 2007 (estimated) and December 31, 2006 is as follows:

(In thousands)	December 31, 2007	December 31, 2006
Balance Sheet:	(Unaudited)
Cash	$1,644	$1,032
Prepaid expenses	85	70
Total current assets	1,729	1,102
License agreement	8,061	8,061
Total assets	$9,790	$9,163

Accounts payable and accrued expenses	$635	$190
Accrued dividend on preferred stock	210	-
Liability under registration rights agreement	79	-
Note payable-Xethanol Corp.	50	50
License agreement payable, current portion	922	1,449
Total current liabilities	1,896	1,689

License agreement payable	4,006	4,805
Total liabilities	5,902	6,494

Preferred stock	1,625	-
Common stock	18	17
Additional paid-in capital	18,955	8,044
Deficit accumulated during the development stage	$(16,710)	$(5,392)
Total stockholders’ equity	3,888	2,669
Total liabilities and stockholders’ equity	$9,790	$9,163

Statement of Operations:	For the Year ended December 31, 2007	For the Period from February 28, 2006 (Inception) to December 31, 2006
Research and development expenses	$758	$84
General and administrative expenses	7,510	4,329
Merger expenses	-	340
Net loss from operations	(8,268)	(4,753)
Other expense	(250)	-
Gain on fair value adjustment	631	-
Interest expense	(774)	(639)
Interest income	50	-
Net loss	$(8,611)	$(5,392)
Preferred dividends	(2,707)	-
Net loss available to common shareholders	$(11,318)	$(5,392)

As noted above, the Company and H2Diesel entered into a management agreement and sublicense agreement, each of which is dated April 14, 2006. The sublicense agreement was amended and restated on June 15, 2006, effective April 14, 2006. Under the management agreement, the Company was to manage the business of H2Diesel for a term of one year. The Company received 1,300,000 of the 2,600,000 shares of H2Diesel common stock issued to the Company pursuant to the agreements as a non-refundable fee for the Company’s services under the management agreement. These shares had a fair value of $793,815, based on the Company’s estimate of the fair value of the services to be performed, and were recorded as deferred revenue.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 25, 2006, H2Diesel notified the Company of its election to exercise its right to terminate the management agreement between the parties effective as of September 25, 2006. The Company had no financial obligation to H2Diesel resulting from the termination of the management agreement and retained the 1,300,000 shares of H2Diesel common stock it received pursuant to the management agreement. Accordingly, during the period from April 14, 2006 through December 31, 2006, the Company has recorded management fee income of $436,598, net of the Company’s 45% equity portion of the management fee expense as recorded by H2Diesel during the period, and is included in “Other income” in the Consolidated Statements of Operations. As a consequence of the investors’ exercise of the Put Right, the right to exercise the Investor Option was transferred to the Company. The investors retained the right to purchase up to 500,000 of the shares that are subject to the Investor Option if the Company exercises the transferred Investor Option. The Company elected not to exercise the Company Option or the Investor Option before they expired on August 15, 2006.

The Company has capitalized its amended sublicense agreement with H2Diesel (as discussed below) and has estimated its useful life to be ten years from the Trigger Date (see below). The Company will amortize the value of the amended sublicense agreement commencing on the Trigger Date. H2Diesel will begin to amortize its master license agreement over its estimated useful life once production begins. (As noted above, however, the Company does not presently intend to pursue the manufacture and sale of a diesel biofuel based on H2Diesel’s technology.)

At December 31, 2006, after considering H2Diesel’s estimated value at December 31, 2006 and the illiquidity of the Company’s investment in H2Diesel, the Company recognized a $2,322,000 loss in value of its investment in H2Diesel. The Company has concluded that this is an “other than temporary decline” in its investment and has recognized the loss in “Impairment loss - Investment in H2Diesel Holdings, Inc.” in the Consolidated Statements of Operations in accordance with APB18. The difference between the estimated value of the Company’s investment in H2Diesel and the underlying net assets of H2Diesel represents the estimated fair value of the Company’s sublicense agreement.

On October 5, 2007, the Company entered into a Stock Purchase and Termination Agreement (the “Agreement”) with H2Diesel and its wholly owned subsidiary, H2Diesel, Inc. (“H2 Sub”). On signing the Agreement, H2Diesel paid the Company a $250,000 non-refundable deposit that was to apply towards the purchase price described below. As described below, the Company subsequently terminated the Agreement in accordance with its terms and retained the $250,000 deposit.

Under the Agreement, the Company agreed to sell to H2Diesel 5,460,000 shares of the common stock of H2Diesel, or approximately 30.0% of H2Diesel’s outstanding common stock. The purchase price was to be $7.0 million. In addition, the Company’s agreements with H2Diesel were to be terminated at the closing, and a $50,000 loan from the Company to H2Diesel was to be deemed satisfied and cancelled. The closing was conditioned on the closing of a transaction in which H2Diesel obtained a minimum of $10,000,000 of new financing and that if the closing did not occur on or before November 9, 2007, or a later date as the parties might agree in writing, each party would have an independent right to terminate the Agreement on 10 calendar days’ written notice to the other party.  The Company had the right to retain the non-refundable deposit of $250,000 if the Agreement was terminated other than as a result of a breach by the Company of its obligations under the Agreement. On or about November 13, 2007, the parties agreed in writing to amend the Agreement to extend the closing date referenced above from November 9, 2007 to November 23, 2007. On January 7, 2008, Xethanol provided H2Diesel and H2Sub with written notice to terminate the Agreement effective January 17, 2008, as permitted under the terms of the Agreement. Upon termination, the Company retained the non-refundable deposit of $250,000 and all shares of H2Diesel’s common stock that it owned, the other agreements to which the Company and H2Diesel are parties remained in effect and the $50,000 loan from Xethanol to H2Diesel remained outstanding. The Company recorded the $250,000 non-refundable deposit in other income for the year ended December 31, 2007.

NOTE 9. RESTRUCTURING OF PERMEATE REFINING MORTGAGE NOTE

In September 2001, the Company issued 1,000,000 shares of common stock to Robert and Carol Lehman (the “Lehmans”), the owners of Permeate Refining, Inc. (“Permeate”) as a “good faith” payment, pursuant to a non-

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

binding letter of intent, in contemplation of the acquisition of Permeate. In July 2003, the Company completed the transaction and acquired Permeate. The Company, through its wholly-owned subsidiary, Xethanol One, LLC, also acquired the real estate and certain production facilities associated with Permeate’s operations from the Lehmans for a total price of $1,250,000, payable as follows: (i) a down payment of $125,000, which was made on July 9, 2003, and (ii) a promissory note (the “Original Note”) for the balance of $1,125,000, which bore interest at the simple interest rate of 9% per year with monthly payments due on the first day of each month commencing August 1, 2003 until June 1, 2006, at which time the entire balance owing on the promissory note was to be paid in full. The Company’s obligations under the Original Note were secured by a mortgage on the Permeate real estate granted to Master’s Trust (an entity formed by the Lehmans).

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

NOTE 10. SENIOR SECURED ROYALTY INCOME NOTES

On January 19, 2005, the Company completed a transaction with two institutional investors, primarily to refinance a short-term note issued for the acquisition of its Blairstown, Iowa facility. At the closing of that transaction, Xethanol BioFuels issued senior secured royalty income notes in the aggregate principal amount of $5,000,000 (the “January Notes”). A portion of the proceeds of the financing was used to satisfy a $3,000,000 demand note held by the First National Bank of Omaha. The Company used the remaining proceeds to refurbish and upgrade capacity at the Blairstown facility, fund start-up activities at the facility and related working capital requirements, and pay legal and other professional fees related to the financing. The January Notes provided for interest to be paid semi-annually at the greater of 10% per year or 5% of revenues from sales of ethanol, distillers wet grain and any other co-products, including xylitol, at the Blairstown facility, with the principal becoming due in January 2012. The Company had the right to require the holders of the January Notes, from and after January 2008, to surrender the January Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the January Notes had the right to convert the January Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 1,250,000 shares of common stock).

On August 8, 2005, the Company completed a second transaction with the institutional investors. At the closing of this transaction, the Company’s subsidiary that owns the Blairstown facility issued senior secured royalty notes in the aggregate principal amount of $1,600,000 (the “August Notes”). The Company used the proceeds from this financing for working capital and general corporate purposes. The terms of this financing provided for interest to be paid semi-annually at the greater of 10% per year or 1.6% of revenues from sales of ethanol, distillers wet grain and any other co-products, including xylitol, at the Blairstown facility, with the principal becoming due in August 2012. The Company had the right to require the holders of the August Notes, from and after August 2008, to surrender the August Notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest thereon. The holders of the August Notes had the right to convert the August Notes into shares of common stock of the Company at any time at a conversion price equal to $4.00 per share (equivalent to 400,000 shares of common stock).

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A net expense of $1,967,000 related to issuance of the warrants and the waiver of interest is reflected in “Other expense” in the 2006 Consolidated Statements of Operations as “Loss on Royalty Note Conversion.”

NOTE 11. FUSION CAPITAL TRANSACTION

On October 18, 2005, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”), pursuant to which Fusion agreed, under certain conditions, to purchase up to $20 million of Company common stock over a 25-month period, subject to earlier termination at the Company’s discretion. Under the terms of the common stock purchase agreement, the Company issued 303,556 shares to Fusion as a commitment fee on October 18, 2005. Pursuant to the terms of a registration rights agreement dated as of October 18, 2005, the Company agreed to file a registration statement with the SEC covering these 303,556 shares and 5,000,000 shares that could be issued to Fusion under the purchase agreement. On December 28, 2005, the registration statement was declared effective and the Company had the right to sell to Fusion up to $40,000 of the Company’s common stock each trading day during the term of the purchase agreement, subject to certain limitations.

During the year ended December 31, 2006, the Company sold 1,894,699 shares of common stock to Fusion for total gross proceeds of $9,846,016. There have been no sales of common stock to Fusion since April 20, 2006. The agreement with Fusion terminated on November 18, 2007.

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

NOTE 12. PRIVATE OFFERINGS

On April 13, 2006, the Company completed the closing of two separate private offerings of the Company’s common stock.

Under the first offering, the Company sold a total of 6,697,827 shares of its common stock at a purchase price of $4.50 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act. Gross proceeds from the offering were $30,139,864. The Company also issued warrants to purchase 1,339,605 shares of common stock at a purchase price of $4.50 per share and warrants to purchase 669,846 shares of common stock at a purchase price of $6.85 per share. The warrants have an expiration date of April 12, 2009. In connection with this offering, the Company agreed to file a registration statement with the SEC. Under the terms of this agreement, because the registration statement was not declared effective by the SEC by April 13, 2007, the holders of the warrants may elect to use a cashless exercise. The registration statement became effective on August 8, 2007.

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13. INCENTIVE COMPENSATION PLAN

On February 2, 2005, following the completion of the reverse merger, the Company’s board of directors adopted and approved the 2005 Incentive Compensation Plan (the “Plan”), which was subsequently approved by the Company’s shareholders on March 29, 2005.

The terms of the Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. The persons eligible to receive awards under the Plan are the officers, directors, employees and independent contractors of the Company and its subsidiaries. Until August 10, 2006, under the Plan, the total number of shares of the Company’s common stock that were subject to the granting of awards under the Plan was equal to 2,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan to (i) increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (ii) eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year.

The total number of shares of common stock issuable on exercise of options granted on December 7, 2006, February 1, 2007 and June 19, 2007 exceeded the number of shares then available under the Plan by 1,652,070 shares (the “excess options”). The excess options were granted expressly subject to subsequent stockholder approval of an increase in the 4,000,000 limit in the Plan to cover those options. Specifically, on December 7, 2006, options to purchase 2,415,000 shares of the Company’s common stock were granted under the Plan to some of the Company’s officers, directors, employees and consultants. On that date, before the options were granted, there were 1,677,930 shares of common stock remaining available for awards under the Plan. Therefore, the number of shares issuable upon exercise of those options exceeded the number then available under the Plan by 737,070 shares, which represents approximately 30.5% of the shares issuable upon exercise of those options. Accordingly, the compensation committee of the Company’s board of directors has determined that each of those excess options was subject, on a pro rata basis, to approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares available for awards under the Plan to cover those excess options. Subsequently, on February 1, 2007, options under the Plan to purchase 865,000 shares were granted to the Company’s new chief financial officer and to two new directors. On June 19, 2007, an option under the Plan to purchase 50,000 shares was granted to the Company’s new chief operating officer. The compensation committee determined that each of those options was subject to approval by the Company’s stockholders of an amendment to the Plan to increase the number of shares available for awards under the Plan to cover those excess options. On February 12, 2008, at the conclusion of the Company’s annual meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the plan from 4,000,000 to 6,500,000, which covered all of the options granted subject to stockholder approval.

During the years ended December 31, 2007 and 2006, options to purchase 915,000 and 4,440,000 shares of common stock, respectively, were granted to executive officers, employees and independent contractors. These options vest up to three years from the date of grant and are exercisable over periods ranging from three to ten years from the date of grant with exercise prices ranging from $1.19 to $11.04 per share. During the years ended December 31, 2007 and 2006, options to purchase 100,000 and 490,000 shares of common stock were forfeited, respectively, by various directors, employees and independent contractors. The fair value of options granted during the years ended December 31, 2007 and 2006, net of forfeitures, is $1,666,000 and $7,725,000, respectively, and was determined at

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over their respective vesting periods. The Company recorded net compensation expense for outstanding stock options of $3,552,000 and $5,483,000 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, options to purchase 5,245,000 and 4,430,000 shares of common stock were outstanding under the 2005 Plan, respectively. At December 31, 2007 and 2006, the weighted average exercise price of outstanding options is $3.36 and $3.47, respectively.

A summary of stock option activity under the 2005 Plan for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,430,000	$3.47	480,000	$3.95
Options granted	915,000	2.70	4,440,000	3.75
Options exercised	-	-	-	-
Options forfeited	(100,000)	2.44	(490,000)	6.46
Outstanding at end of year	5,245,000	$3.36	4,430,000	$3.47
Exercisable at end of year	4,762,500	$3.43	2,305,000	$3.75

A summary of outstanding stock options at December 31, 2007 is as follows:

				Options Exercisable
Number Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Weighted Remaining Life In Years	Number Exercisable	Weighted Average Exercise Price
4,145,000	$1.19 - $3.99	$2.68	5.60	3,662,500	$2.68
805,000	4.00 - 5.56	4.82	2.51	805,000	4.82
295,000	5.57 - 11.04	8.97	2.05	295,000	8.97
5,245,000		$3.36	4.93	4,762,500	$3.43

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	4.84%	4.55%
Expected life of options	9.73	6.20
Expected dividend yield	0%	0%
Expected volatility	55.0%	55.0%

NOTE 14. WARRANTS

During the year ended December 31, 2007, the Company issued no warrants. During the year ended December 31, 2006, the Company issued warrants to purchase 4,323,178 shares of the Company’s common stock. At December 31, 2007 and 2006, there were warrants to purchase 4,131,146 and 5,197,776 shares of common stock, with weighted average exercise prices of $5.73 and $5.06, respectively.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of warrants issued as compensation for services rendered during the years ended December 31, 2007 and 2006 was estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over their respective vesting periods. During the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to warrants granted for services rendered of $421,426 and $1,151,714, respectively. During the year ended December 31, 2006, the Company also recorded a loss on royalty note conversion of $1,966,712 and a $203,500 reduction of interest payable related to the issuance of warrants issued in the debt conversion.

The weighted average fair value of warrants issued during the years ended December 31, 2007 and 2006 was estimated at the grant date using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	-	4.79%
Expected life of options	-	3.47%
Expected dividend yield	-	0%
Expected volatility	-	55.0%

During the year ended December 31, 2007, warrants to purchase 111,455 shares of common stock were exercised for total cash proceeds of $224,000. During the year ended December 31, 2006, warrants to purchase 311,428 shares of common stock were exercised for total cash proceeds of $945,120.

A summary of stock warrant activity is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,197,776	$5.06	1,456,026	$2.52
Issued to investors-Series A and B	-		2,276,118	5.28
Issued to placement agents	-		606,938	4.50
Issued for facility acquisition	-		300,000	4.00
Issued for services rendered	-		810,122	7.01
Issued for royalty note conversion	-		330,000	12.50
Exercised	(111,455)	2.00	(311,428)	3.03
Forfeited	(955,175)	2.28	(270,000)	8.21
Outstanding, end of year	4,131,146	$5.78	5,197,776	$5.06
Exercisable, end of year	4,131,146	$5.78	4,797,776	$5.03

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant information as of December 31, 2007:

Number of Warrants	Exercise Prices	Expiration Date
35,312	$3.75	2008
325,000	$4.00	2008-2009
2,217,099	$4.50	2009
120,000	$5.25	2010-2011
20,000	$5.50	2009
958,735	$6.85	2009
125,000	$8.32	2011
330,000	$12.50	2009
4,131,146	$5.78

NOTE 15. INCOME TAXES

As of December 31, 2007 and 2006, the Company had unused net operating loss carryforwards approximating $28.0 million and $15.5 million, respectively, which may be applied against future taxable income. The net operating loss carryforwards expire in the years 2020 through 2026. Portions of these carryforwards may be subject to annual limitations, including Section 382 of the Internal Revenue Code. At December 31, 2007 and December 31, 2006, respectively, the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2007	2006
Deferred tax asset	$11,033,000	$6,263,000
Less: Valuation allowance	11,033,000	6,263,000
Net deferred tax asset	$0	$0

As a result of the uncertainty that net operating loss carryforwards will be used in the foreseeable future, a 100% valuation allowance had been provided. At December 31, 2007 and 2006, a wholly owned subsidiary had an unused net operating loss carry forward of approximately $226,000 that may be applied against future taxable income. The net operating loss carry forward expires in 2023. A 100% valuation allowance has been provided for against this amount.

NOTE 16. MAJOR CUSTOMER

Since July 1, 2005, all of the Company’s ethanol sales have been to one customer. The Company has an exclusive marketing agreement with this customer. This customer represented 91% and 94% of the Company’s net sales for the years ended December 31, 2007 and 2006, respectively.

NOTE 17. JOINT VENTURE

Organization of CoastalXethanol LLC

In April 2006, the Company entered into a letter of intent with Coastal Energy Development, Inc., a Georgia corporation (“CED”), to jointly develop plants for the production of ethanol in the State of Georgia and in the South Carolina counties in which the cities of Charleston and Georgetown are located. In April 2006, the Company formed a subsidiary, CoastalXethanol LLC (“CoastalXethanol”), for the purpose of implementing the projects contemplated by that letter of intent. CoastalXethanol was a joint venture with Coastal Energy Development, Inc. (“CED”). The Company originally acquired an 80% membership interest in CoastalXethanol for a capital contribution of $40,000, and CED acquired a 20% membership interest in CoastalXethanol for a capital contribution of $10,000. In connection with the formation of CoastalXethanol, the Company issued to CED a warrant to purchase 200,000 shares of the Company’s Common Stock at a purchase price of $6.85 per share that first became

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercisable on May 30, 2007 and was exercisable until May 30, 2010. The fair value of this warrant was $1,011,420 and was amortized over its one-year vesting period.

On August 23, 2006, CoastalXethanol purchased the assets of a former pharmaceutical manufacturing complex located in Augusta, Georgia from Pfizer, Inc. The purchased assets included 40 acres of land, buildings, machinery and equipment. Under the purchase agreement, CoastalXethanol, through its newly-formed, wholly-owned subsidiary, Augusta BioFuels, LLC, paid approximately $8.4 million in cash for the facility. The Company provided the cash to acquire the facility.

The organizational agreement of CoastalXethanol permitted CoastalXethanol to advance to CED funds for working capital to the extent necessary for CED to provide the services it was required to perform under the agreement. Those advances bore interest at the prime rate, and were repayable from any distributions by CoastalXethanol to CED in respect to CED’s membership interest in CoastalXethanol. As of December 31, 2007 and 2006, Xethanol had advanced $630,000 and $567,000, respectively, to CoastalXethanol for the purposes of funding working capital advances to CED. At December 31, 2006, the CoastalXethanol established a 100% reserve against the $567,000 receivable. In 2007, CoastalXethanol wrote off 100% of the outstanding loans, and any interest thereon, in conjunction with the CED settlement. The Company consolidates the operations of CoastalXethanol.

On March 5, 2007, the Company, along with CoastalXethanol, initiated an action against CED in the Supreme Court of the State of New York. On April 3, 2007, CED filed an answer and counterclaim. On September 14, 2007, the Company reached a settlement with CED and agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol. The parties executed releases and replaced the warrant described above with a warrant to purchase 200,000 shares of the Company’s common stock that is exercisable at an exercise price of $6.85 per share through May 30, 2009. The payment and purchase of CED’s 20% interest in CoastalXethanol was completed on September 24, 2007, and CoastalXethanol became a wholly-owned subsidiary of the Company.

NOTE 18. RELATED PARTY TRANSACTIONS

In February 2005, the Company entered into a Consulting Services Agreement with Jeffrey S. Langberg, then a major stockholder and a member of the Company’s Board of Directors, pursuant to which Mr. Langberg agreed to provide the Company general business advisory services. Under this agreement, the Company paid Mr. Langberg a monthly consulting fee of $15,000 and Mr. Langberg was eligible to receive awards under the Company’s 2005 Incentive Compensation Plan. On June 12, 2006, Mr. Langberg resigned as a director but continued to serve as an advisor to the Board of Directors of the Company until December 2006. In October 2004, the Company began sharing office in New York City with other affiliated companies under a sublease with Xethanol Management Services, LLC, which is a single member limited liability company controlled by Mr. Langberg. For the years ended December 31, 2007 and 2006, total office rent expense plus reimbursements of other costs of $217,000 and $132,000, respectively, was paid under this arrangement. As of December 1, 2006, the Company became the sole occupant of this office space.

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

On September 25, 2006, the Company terminated Mr. Langberg’s consulting agreement effective immediately. Pursuant to the termination agreement with Mr. Langberg executed on December 20, 2006, the Company agreed to pay Mr. Langberg $235,000, with $60,000 payable in 2006 and $175,000 payable in 2007. With regard to this obligation, the Company recognized $235,000 as compensation expense for the year ended December 31, 2006. Pursuant to the termination agreement, the Company and Mr. Langberg agreed to cancel the 250,000 warrants granted June 12, 2006, and issue to Mr. Langberg a fully vested five-year warrant to purchase 125,000 shares of the

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s common stock at an exercise price of $8.32 and a grant date of December 20, 2006. With regard to this warrant, the Company recognized an expense of $60,000 based on a fair value calculation. During the year ended December 31, 2006, Mr. Langberg received additional consulting fees of $135,000 was paid a performance bonus of $400,000, received health benefits with a value of $27, 000 and received a payment of $4,000 accrued from prior years. Total compensation expense recognized by the Company during 2006 with regard to Mr. Langberg was $858,000 and actual payments made to Mr. Langberg during 2006 were $584,000. Pursuant to the termination agreement, the Company paid Mr. Langberg consulting fees of $190,000 during the year ended December 31, 2007, which fees were recorded in compensation expense during the year ended December 31, 2006.

On August 25, 2006, the Company and Mr. d’Arnaud-Taylor, the Company’s former Chairman, President and Chief Executive Officer, entered into a termination agreement under which the Company and Mr. d’Arnaud-Taylor agreed that Mr. d’Arnaud-Taylor’s employment by, and his position as an officer of, the Company was terminated effective as of August 22, 2006 (the “Termination Date”). The agreement provided that Mr. d’Arnaud-Taylor would continue to serve as a director of the Company for the remainder of his current term.

Under the termination agreement, the Company continued to pay Mr. d’Arnaud-Taylor his salary and maintain his employment benefits as in effect immediately prior to the Termination Date through December 31, 2006, and the Company paid Mr. d’Arnaud-Taylor $100,000 in severance on the three-month anniversary of the Termination Date. The agreement provides that, subject to Mr. d’Arnaud-Taylor’s compliance with the terms of the agreement, the exercise periods of the options to purchase 250,000 shares of common stock at an exercise price of $5.56 per share and 450,000 shares of common stock at an exercise price of $8.32 per share that were granted to Mr. d’Arnaud-Taylor on February 28, 2006 and June 12, 2006, respectively, are extended until the third anniversary of the Termination Date with respect to one half of each option. The options are otherwise terminated. The agreement also provides that the Company will reimburse Mr. d’Arnaud-Taylor for any reasonable and appropriately documented business expenses he may have incurred prior to the Termination Date in the performance of his duties as an employee of the company and that Mr. d’Arnaud-Taylor will be entitled to coverage under the Company’s group medical and dental plans to the extent provided in and subject to the terms and conditions of the Company’s standard policy.

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

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2006, the Company entered into a consulting agreement with Mr. d’Arnaud-Taylor under which Mr. d’Arnaud-Taylor agreed to provide strategic advice to the Company’s Chief Executive Officer. During the term of the agreement, the Company agreed to pay Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in advance) and reimburse him for reasonable and appropriately documented business expenses he incurred in the performance of his duties under the agreement. The term of the agreement expired on November 25, 2007. The agreement includes covenants by Mr. d’Arnaud-Taylor regarding confidentiality.

During 2006, the Company recognized $406,000 in cash compensation expense, and actual payments made to Mr. d’Arnaud-Taylor during 2006 were $315,000. The Company also recognized expense of $1,344,000 related to options granted to Mr. d’Arnaud-Taylor as a result of his employment with Company and $170,000 related to options granted to Mr. d’Arnaud-Taylor as a result of his membership on the Company’s board of directors.

During 2007, the Company recognized $165,000 in cash compensation expense, and actual payments made to Mr. d’Arnaud-Taylor during 2007 were $256,000.

William P. Behrens, a director of the Company, is the Vice Chairman of Northeast Securities, Inc., a multi-line financial services firm serving both institutional and individual clients. Under a placement agent agreement dated as of February 22, 2006 between Northeast and the Company, Northeast acted as the Company’s placement agent in connection with the private offering of the Company common stock and warrants to purchase common stock consummated on April 13, 2006. In consideration of Northeast’s services, on April 13, 2006 the Company paid Northeast $1,928,397 in cash and issued to Northeast and its designees warrants to purchase 606,938 shares of the Company common stock at an exercise price $4.50 per share, exercisable at any time until April 12, 2009. The Company issued warrants to purchase 35,000 shares of common stock to Mr. Behrens as a designee of Northeast. The warrants may be exercised on a “cashless” basis at any time and are otherwise exercisable on the same terms and conditions as, and are entitled to registration rights on the same terms as, the warrants issued to the investors in the April 2006 private placement.

On October 1, 2006, the Company entered into an advisory agreement with Northeast under which Northeast agreed, on a non-exclusive basis, to assist the Company in various corporate matters including advice relating to general capital raising, mergers and acquisition matters, recommendations relating to business operations and strategic planning. In consideration of these services, the Company agreed to pay Northeast an advisory fee of $10,000 per month during the term of the agreement and to reimburse Northeast for all necessary and reasonable out-of-pocket costs and expenses it incurred in the performance of its obligations under the agreement. The scheduled term of the agreement was one year, subject to earlier termination by the Company in the event of a material breach by Northeast of any of its obligations under the agreement. In May 2007, the Company informally amended its agreement with Northeast to eliminate the advisory fee of $10,000 per month, although Northeast continued to perform advisory services for the Company. On July 25, 2007, the Company formally agreed with Northeast to terminate the agreement.

Pursuant to the agreement, during 2007 and 2006, the Company paid and recorded consulting expense of $40,000 and $30,000, respectively. In addition, Northeast received a $5,100 fee in connection with the Company’s purchase of auction rate securities during 2007.

The Company has an arrangement with one of its advisory board members to act as the Company’s chief technology strategist, and the Company pays him a monthly consulting fee of $8,000. For the years ended December 31, 2007 and 2006, $101,000 and $96,000, respectively, had been paid under this arrangement. During March 2006, the Company also granted this individual warrants to acquire 25,000 shares of common stock at an exercise price of $4.50.

Accounts payable to all related parties as of December 31, 2007 and 2006 were $0 and $318,000, respectively.

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. LEGAL PROCEEDINGS

The Company is a party to the lawsuits described below. An adverse result in these lawsuits could have a material adverse effect on the Company’s business, results of operations and financial condition. In connection with the class action lawsuit described below (and a derivative action that has been dismissed), the Company accrued $200,000 at December 31, 2006 to cover the deductible amount it is required to pay under its director and officer insurance policy for those claims. Through December 31, 2007, the Company has paid $200,000 in legal fees, has accrued a liability for the approximately $346,000 in additional legal fees and has recorded a $300,000 receivable from its insurance carriers, which is the amount the insurance carriers have agreed to pay under the tentative settlement described below.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of its former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) (the Class Action”). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. On September 7, 2007, the District Court denied that motion.

On November 28, 2007, the defendants, including the Company, reached an agreement in principle with plaintiffs’ lead counsel to settle the Class Action. The tentative settlement agreement, which was reached during a mediation overseen by a retired United States District Court Judge, calls for the payment of $2.8 million to the plaintiffs, of which the Company will pay $400,000 and the Company’s insurance carriers will pay $2.4 million. The agreement remains subject to final negotiated writings executed by the parties and approval by the United States District Court for the Southern District of New York.

Global Energy and Management, LLC Lawsuit. In December 2007, Global Energy and Management, LLC (“Global Energy”) filed an action in the federal court for the Southern District of New York against the Company and nine current or former officers, directors and employees. The lawsuit is entitled Global Energy and Management v. Xethanol Corporation, Mr. d’Arnaud-Taylor; Mr. Langberg; Mr. Bellone; Louis B. Bernstein, a former President, Interim Chief Executive Officer and director; David Ames, our Chief Executive Officer, President and a director; Thomas J. Endres, our Chief Operating Officer, Executive Vice President, Operations; Robin Buller, a former Executive Vice President - Strategic Development; David Kreitzer, a former employee; and John Murphy, a former consultant, 07 Civ. 11049 (NRB) (S.D.N.Y.). The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of the Company and Global Energy. On March 19, 2008, Global Energy served its second amended complaint on the Company. Based on an alleged investment of $250,000, Global Energy seeks more than $10,000,000 in damages plus pre-judgment interest and costs. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation.

The Company was also a party to two other lawsuits that were settled in 2007 as described below.

Repurchase of CED’s Interest in Joint Venture; Settlement of CED Lawsuit.  On March 5, 2007, the Company, along with CoastalXethanol, initiated an action against CED in the Supreme Court of the State of New York. On April 3, 2007, CED filed an answer and counterclaim. On September 14, 2007, the Company reached a settlement with CED and agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol. The parties

XETHANOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

executed releases, the payment and purchase of CED’s 20% interest in CoastalXethanol was completed on September 24, 2007, and CoastalXethanol became a wholly-owned subsidiary of the Company.

Settlement of the Rolls lawsuit. On July 29, 2005, William C. Roll, as trustee for the Hope C. Roll Trust, and Hope C. Roll, as trustee for the William C. Roll Trust, commenced an action against the Company in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, Case No. 2005-CA-6351. The complaint alleged that the plaintiffs are beneficial owners of 300,000 shares of common stock of a corporation of the same name that was organized under the laws of Delaware on January 24, 2000 (“Old Xethanol”). In connection with the February 2, 2005 reverse merger, Zen Pottery Equipment, Inc., a publicly traded Colorado corporation (“Zen”), organized Zen Acquisition Corp. as a wholly owned Delaware subsidiary (“Zen Acquisition”). The complaint further alleged that the Rolls were entitled to have issued in their names the number of shares of the Company’s common stock to which they are entitled under the February 2, 2005 merger agreement among Old Xethanol, Zen and Zen Acquisition. The complaint sought a declaratory judgment to that effect and the transfer to the plaintiffs of these shares of common stock, or, in the alternative, damages for breach of contract, conversion and breach of fiduciary duty. The complaint also sought punitive damages against the Company. The Company filed a notice of removal on August 29, 2005, and the case was removed to the United States District Court for the Middle District of Florida, Orlando Division (Case No. 6:05-CV-1263-ORL-28-JGG). On May 2, 2007, the court entered an order finding the Company liable to the Rolls on their claim for conversion and breach of fiduciary duty. The parties entered into a settlement agreement on May 10, 2007 in which the Company agreed to pay $1.0 million to the plaintiffs. The Company’s directors and officers’ liability insurance carrier has paid the $1.0 million settlement amount. The Company incurred legal fees of approximately $430,000 in defending the case.

NOTE 20. COMMITMENT

On April 24, 2007, the Company entered into an office space lease for 6,354 square feet in Atlanta, Georgia. The lease commenced on June 15, 2007 on a 42-month term, including six months of free rent. The base rent is $14,000 per month.

NOTE 21. SUBSEQUENT EVENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a new American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel. For its investment, the Company received a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of 5 years.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC of Pittsburgh, Pennsylvania pursuant to a convertible promissory note. Consus Ethanol has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants. Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant - allowing significant energy cost savings. The note bears interest at the rate of 10% per annum and has an initial term of 6 months. Prior to the maturity date, the note can be extended for an additional six months or can be converted to equity. Northeast Securities is a financial advisor to Consus Ethanol.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria established in “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position

David R. Ames	59	Chief Executive Officer, President and Director
Gary Flicker	49	Chief Financial Officer, Executive Vice President and Secretary
Thomas J. Endres*	51	Chief Operating Officer, Executive Vice President, Operations
William P. Behrens	69	Director and Non-Executive Chairman of the Board
Gil Boosidan	35	Director
Richard D. Ditoro	70	Director
Robert L. Franklin	70	Director
Edwin L. Klett	72	Director
________________
* Mr. Endres has resigned from our employment, effective April 12, 2008.

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

Gary Flicker became our Chief Financial Officer, Executive Vice President and Secretary on January 29, 2007. From May 2002 through January 2007, Mr. Flicker was President and Chief Executive Officer of Flick Financial, a professional CPA/financial services firm founded by Mr. Flicker to assist businesses with their financial and related accounting needs. From March 2004 to November 2006, Flick Financial had been engaged by HealthSouth Corp. to assist in restating its financial statements. From 1997 through 2002, Mr. Flicker was the Executive Vice President and Chief Financial Officer of DVL, Inc., which owns and services commercial mortgage loans and manages real estate properties and partnerships. Mr. Flicker has been an independent member of the board of directors of DVL since 2004 and chairs its audit committee. He is a licensed CPA in New York and Georgia and is a Member of the American Institute of Certified Public Accountants.

Thomas J. Endres became our Senior Vice President, Operations on September 7, 2006, our Executive Vice President, Operations on March 15, 2007 and our Chief Operating Officer on June 19, 2007. On March 12, 2008, Mr. Endres informed our board of directors of his decision not to renew his employment agreement, which expired on March 6, 2008. He resigned as our Chief Operating Officer and Executive Vice President effective April 12, 2008. Before joining us, Mr. Endres served in the United States Army for 26 years, retiring with the rank of Lieutenant Colonel. From August 1997 until August 2006, he served as Director of Operations/Director of Cadet Activities at the United States Military Academy at West Point, from which he graduated in 1980. In this position, he was responsible for managing $2 billion in facilities, a $50 million budget and 356 employees. From November

1999 through April 2002, Mr. Endres also served as a member of the board of directors of the West Point Federal Credit Union, which managed over $55 million in funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2007, none of our directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007, except that David R. Ames, our Chief Executive Officer, President and a director, filed a late Form 4 to report eight purchase transactions, seven of which were not reported on a timely basis; and Gil Boosidan, a director, filed a late Form 3 to report his joining our board of directors; Gary Flicker, our Chief Financial Officer and Executive Vice President, filed a late Form 3 to report his becoming an officer; and Robert L. Franklin, a director, filed a late Form 3 to report his joining our board of directors.

Code of Business Conduct and Ethics and Guidelines on Governance Issues

Our board of directors has adopted a code of ethics applicable to all officers, directors and employees, a copy of which is available on our website at www.xethanol.com. We will provide a copy of this code to any person, without charge, upon request, by writing to us at Xethanol Corporation, 3348 Peachtree Road NE, Suite 250 Tower Place 200, Atlanta, Georgia 30326, Attention: Chief Financial Officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth for the years ended December 31, 2007 and December 31, 2006 all plan compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by all individuals who served as our principal executive officer during 2007 and our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2007. These individuals are our “named executive officers.”

Summary Compensation Table for 2007 and 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)

David Ames President and Chief Executive Officer (2)	2007 2006	1 1	- -	1,340,201 743,472	(3) (4)	- 5,000	(5)	1,340,202 748,473

Gary Flicker Chief Financial Officer and Executive Vice President (6)	2007 2006	245,296 -	- -	382,342 -	(7)	-		627,638 -

Lawrence Bellone Former Executive Vice President - Corporate Development, Former Chief Financial Officer (8)	2007 2006	180,495 180,000	- 50,000	178,324 312,259	(9) (10)	- -		358,819 542,259

Thomas Endres Chief Operating Officer and Executive Vice President, Operations (11)	2007 2006	176,528 47,083	-	133,207 67,598	(12) (13)	- -		309,735 114,681
_____________

(1)
The amounts in column (e) reflect the dollar amount of awards under the Plan that we recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006 in accordance with FAS 123(R). Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements in this report.

(2)	Mr. Ames has served as our President and Chief Executive Officer since November 9, 2006.

(3)	This amount represents the compensation expense we incurred in 2007 for Mr. Ames in connection with the December 7, 2006 grant, which is described in footnote 4 below.

(4)
On October 5, 2006, we granted an option to purchase 205,000 shares of our common stock to Mr. Ames at an exercise price of $3.00 per share (the closing price per share of our common stock on the day before the date of grant as reported by the American Stock Exchange) in consideration of his service as a director, and 175,000 shares were vested on the date of grant and the remainder of the option vests in two installments of 15,000 shares each on the six-month and one-year anniversaries of the date of grant. The option expires on the tenth anniversary of the date of grant. On November 9, 2006, upon Mr. Ames becoming our President and Chief Executive Officer, 30,000 shares that were granted as part of the October 5, 2006 grant were forfeited as a result of his resigning as a member of the governance and compensation committees. On December 7, 2006, we granted an option to purchase 1,350,000 shares of our common stock to Mr. Ames at an exercise price of $2.44 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our President and Chief Executive Officer, and 200,000 shares vested on the grant date. The remaining 1,150,000 were initially scheduled to vest on the first anniversary of the date of grant. On February 1, 2007, Xethanol’s compensation committee agreed to revise the vesting of the option for those 1,150,000 shares so that they vest in equal monthly installments on the seventh day of each month, with the final installment vesting on December 7, 2007. The option expires on the fifth anniversary of the date of grant. The amount in the table includes (x) $367,368 in compensation expense we incurred in 2006 for Mr. Ames in connection with the October 5, 2006 grant; and (y) $376,104 in compensation expense we incurred in 2006 for Mr. Ames in connection with the December 7, 2006 grant.

(5)
This amount represents a payment made to Mr. Ames for his service as an independent director from October 1, 2006 until his election by the board as President and Chief Executive Officer on November 9, 2006.

(6)	Mr. Flicker became our Chief Financial Officer, Executive Vice President and Secretary on January 29, 2007.

(7)
On February 1, 2007, we granted an option to purchase 425,000 shares of our common stock to Mr. Flicker at an exercise price of $2.79 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our Chief Financial Officer, Executive Vice President and Secretary; 212,500 shares were vested on February 1, 2008 and the remainder of the option vests in two equal installments of 106,250 shares each on the second and third anniversaries of the date of grant. The option expires on the fifth anniversary of the date of grant. The amount in the table represents the compensation expense we incurred in 2007 for Mr. Flicker in connection with the February 1, 2007 grant.

(8)
Mr. Bellone served as our Executive Vice President, Corporate Development from January 29, 2007 to December 2007. He served as a member of our board of directors from October 5, 2006 until his resignation on January 16, 2008. Mr. Bellone served as our Chief Financial Officer from April 5, 2005 until his election as Executive Vice President and provided financial consulting services to us from March 2005 until his election as Chief Financial Officer.

(9)
The amount in the table includes (x) $61,785 in compensation expense we incurred in 2007 for Mr. Bellone in connection with the February 28, 2006 grant; and (y) $116,539 in compensation expense we incurred in 2007 for Mr. Bellone in connection with the December 7, 2006 grant. The option grants are described in footnote 10 below.

(10)
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

(11)
Mr. Endres became our Senior Vice President, Operations on September 7, 2006, our Executive Vice President, Operations on March 15, 2007 and our Chief Operating Officer on June 19, 2007. On March 12, 2008, Mr. Endres informed our board of directors of his decision not to renew his employment agreement, which expired on March 6, 2008. Mr. Endres resigned as our Chief Operating Officer and Executive Vice President effective April 12, 2008.

(12)
On June 19, 2007, we granted an option to purchase 50,000 shares of our common stock to Mr. Endres at an exercise price of $1.19 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our Chief Operating Officer, and all shares will vest on the first anniversary of the date of grant. The option expires on the fifth anniversary of the date of grant. The amount in the table includes (x) $116,539 in compensation expense we incurred in 2007 for Mr. Endres in connection with the December 7, 2006 grant, which is described in footnote 13 below; and (y) $16,668 in compensation expense we incurred in 2007 for Mr. Endres in connection with the June 19, 2007 grant.

(13)
On September 7, 2006, we granted an option to purchase 30,000 shares of our common stock to Mr. Endres at an exercise price of $3.62 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his service as our Senior Vice President, Operations, and all shares vested on December 31, 2006. On December 7, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. Endres at an exercise price of $2.44 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange) in consideration of his continued service as our Senior Vice President, Operations, and all shares will vest on the first anniversary of the date of grant. Both options expire on the fifth anniversary of the dates of grant. The amount in the table includes (x) $57,003 in compensation expense we incurred in 2006 for Mr. Endres in connection with the September 7, 2006 grant; and (y) $10,594 in compensation expense we incurred in 2006 for Mr. Endres in connection with the December 7, 2006 grant.

Employment Agreement with Thomas Endres

In connection with Mr. Endres’ appointment as Chief Operating Officer, we entered into an amended and restated employment agreement with him on June 19, 2007. The agreement provides for an annual base salary of $200,000 and has a term of eighteen months commencing on September 7, 2006 and ending on March 6, 2008. On March 12, 2008, Mr. Endres informed our board of directors of his decision not to renew his employment agreement. He resigned as our Chief Operating Officer and Executive Vice President effective April 12, 2008. His employment agreement provides for our previous grants to Mr. Endres of (a) an option to purchase 30,000 shares of our common stock at an exercise price of $3.62 per share (the closing price per share of our common stock on September 7, 2006, the date of grant as reported by the American Stock Exchange), of which all shares vested on December 31, 2006, and (b) an option to purchase 100,000 shares of our common stock at an exercise price of $2.44 per share (the closing price per share of our common stock on December 7, 2006, the date of grant as reported by the American Stock Exchange). The option to purchase 100,000 shares of our common stock that was granted on December 7, 2006 vested on the first anniversary of the date of grant and expires on the fifth anniversary of the date of grant. Under the agreement, we also granted Mr. Endres on June 19, 2007 an additional option to purchase 50,000 shares of our common stock at an exercise price of $1.19 per share (the closing sales price of the common stock on the date of grant as reported on the American Stock Exchange). Because this option was not scheduled to vest until the first anniversary of the date of grant, it will be forfeited when his employment with us ends.

Under his employment agreement, Mr. Endres will receive any earned but unpaid salary through the date of termination.

Outstanding Equity Awards for Named Executive Officers at Fiscal Year-End

The following table sets forth certain information with respect to outstanding options at December 31, 2007 for each of our executive officers listed in the Summary Compensation Table above. Unless otherwise noted in the footnotes, options are fully vested. As noted below, the number of shares issuable upon exercise of the options granted in December 2006, February 2007 and June 2007, to the extent that such amount exceeded the number then available under the Plan, was subject to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award under the Plan to cover those excess options. On February 12, 2008, at the conclusion of our annual meeting of stockholders, our stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000. The Plan, as amended, provides that the total number of shares of common stock that may be subject to awards granted under the Plan is 6,500,000 shares (plus the number of shares with respect to which awards previously granted there under are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements). The table below reflects the outstanding stock options held on December 31, 2007, giving effect to the stockholder approval on February 12, 2008 of the increase in the number of shares issuable under the Plan that covered those excess options.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2007)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
(a)	(b)		(c)		(d)		(e)

David R. Ames	175,000 1,350,000	(1) (2)	- -		3.00 2.44	(3) (4)	October 5, 2016 December 7, 2011

Gary Flicker	-		425,000	(5)	2.79	(4)	February 1, 2012

Lawrence Bellone	100,000 100,000 100,000	(6) (6)	- - -		3.75 5.56 2.44	(7)(4)	April 5, 2008 February 28, 2011 December 7, 2011

Thomas Endres	30,000 100,000 -	(8) (8)	- - 50,000	(9)	3.62 2.44 1.19	(4) (4) (4)	September 7, 2011 December 7, 2011 June 19, 2012
________________

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

(2)
On December 7, 2006, we granted an option to purchase 1,350,000 shares of our common stock to Mr. Ames in consideration of his service as our President and Chief Executive Officer, and 200,000 shares vested on the grant date. The 1,150,000 unvested options were initially scheduled to vest on the first anniversary of the date of grant. On February 1, 2007, Xethanol’s compensation committee agreed to revise the vesting of the option for those 1,150,000 shares so that they vest in equal monthly installments on the seventh day of each month, with the final installment vesting on December 7, 2007. 411,750 shares issuable on exercise of the option granted to Mr. Ames on December 7, 2006 were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.

(3)	Based on the closing price per share of our common stock on the day before the date of grant as reported by the American Stock Exchange.

(4)	Based on the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange.

(5)
On February 1, 2007, we granted an option to purchase 425,000 shares of our common stock to Mr. Flicker in consideration of his service as our Chief Financial Officer, Executive Vice President and Secretary, and 212,500 shares were vested on February 1, 2008 and the remainder of the option vests in two equal installments of 106,250 shares each on the second and third anniversaries of the date of grant. 425,000 shares issuable on exercise of the option granted to Mr. Flicker on February 1, 2007 were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.

(6)
In consideration of his service as our Chief Financial Officer, on February 28, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. Bellone, and on December 7, 2006, we granted an option to purchase 100,000 shares of our common stock. These options vested on February 28, 2007 and December 7, 2007, respectively. 30,500 shares issuable on exercise of the option granted to Mr. Bellone on December 7, 2006 were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.

(7)	The average closing price per share of our common stock on the five trading days before the date of grant as reported by the OTC Bulletin Board.

(8)
In consideration of his service as our Senior Vice President, Operations, on September 7, 2006, we granted to Mr. Endres an option to purchase 30,000 shares of our common stock that vested on December 31, 2006. On December 7, 2006, we granted Mr. Endres an option to purchase 100,000 shares of our common stock that vested on December 7, 2007. 30,500 shares issuable on exercise of the option granted to Mr. Endres on December 7, 2006 were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.

(9)
On June 19, 2007, we granted an option to purchase 50,000 shares of our common stock to Mr. Endres in consideration of his service as our Chief Operating Officer, and all shares were scheduled to vest on the first anniversary of the date of grant and were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008. On March 12, 2008, Mr. Endres informed our board of directors of his decision not to renew his employment agreement. He resigned as our Chief Operating Officer and Executive Vice President effective April 12, 2008. Accordingly, these options will be forfeited when Mr. Endres’ employment with us ends.

Compensation of Directors

The following table sets forth a summary of the compensation we paid in 2007 to our directors. The table includes any person who served during 2007 as a director (other than named executive officers), even if he is no longer serving as a director. For information about the compensation we paid to Mr. Ames for serving as a director, see the notes to the Summary Compensation Table above. Mr. Bellone, who served as a director from October 5, 2006 until his resignation on January 16, 2008, did not receive any compensation related to his service as a director in 2007.

Director Compensation for 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)

William P. Behrens (2)	20,000	62,978 (3)	-	82,978

Richard D. Ditoro (4)	20,000	26,989 (3)	-	46,989

Edwin L. Klett (5)	20,000	107,400 (3)	-	127,400

Christopher d’Arnaud-Taylor (6)	-	-	165,000 (7)	165,000

Gil Boosidan (8)	20,000	372,119 (3)	-	392,119

Robert L. Franklin (9)	20,000	372,119 (3)	-	392,119

________________

(1)
The amounts in column (c) reflect the dollar amount of awards under the Plan that we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in Note 12 to our audited consolidated financial statements in this report.

(2)	Mr. Behrens, who is currently serving as a director, was elected to the board on October 1, 2006.

(3)
The following table below summarizes the outstanding stock options held on December 31, 2007 by any person who served during 2007 as a director (other than named executive officers), even if he is no longer serving as a director. The number of shares issuable upon exercise of the options granted in December 2006 and February 2007, to the extent that such amount exceeded the number then available under the Plan, was subject to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award under the Plan to cover those excess options. On February 12, 2008, at the conclusion of our annual meeting of stockholders, our stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000. The table below reflects the outstanding stock options held on December 31, 2007, giving effect to the stockholder approval on February 12, 2008 of the increase in the number of shares issuable under the Plan that covered those excess options.

Name	Grant Date	Number of Options Granted	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (a)		Option Expiration Date

William P. Behrens (b)	Oct. 5, 2006	215,000	215,000	-	3.00		Oct. 5, 2016

Richard D. Ditoro (c)	July 28, 2005 Sept. 7, 2006 Oct. 5, 2006 Dec. 7, 2006 Feb. 1, 2007	80,000 55,000 5,000 125,000 15,000	80,000 55,000 5,000 125,000 7,500	- - - 7,500	4.00 3.62 3.00 2.44 2.79	(d)	July 28, 2010 Sept. 7, 2011 Oct. 5, 2016 Dec. 7, 2016 Feb. 1, 2017

Edwin L. Klett (e)	Dec. 7, 2006 Dec. 7, 2006 Feb. 1, 2007	40,000 175,000 25,000	40,000 175,000 12,500	- - 12,500	2.44 2.44 2.79		Dec. 7, 2016 Dec. 7, 2016 Feb. 1, 2017

Christopher d’Arnaud- Taylor (f)	Feb. 28, 2006 June 12, 2006 Dec. 7, 2006	125,000 225,000 100,000	125,000 225,000 100,000	- - -	5.56 8.32 2.44		Aug. 22, 2009 Aug. 22, 2009 Dec. 7, 2016

Gil Boosidan (g)	Feb. 1, 2007	200,000	100,000	100,000	2.79		Feb. 1, 2017

Robert L. Franklin (h)	Feb. 1, 2007	200,000	100,000	100,000	2.79		Feb. 1, 2017
_______________

(a)	Except as noted otherwise, the exercise price of each option in this column is equal to the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange.

(b)
We granted an option to purchase 215,000 shares of our common stock to Mr. Behrens in consideration of his service as a director, and 175,000 of the shares vested on the date of grant and the remainder of the option vested in two installments of 20,000 shares each on the six-month and one-year anniversaries of the date of grant. The amount in the table includes $62,978 in compensation expense we incurred in 2007 for Mr. Behrens in connection with this grant.

(c)
We granted options to purchase shares of our common stock to Mr. Ditoro in consideration of his service as a director. The amount in the table includes $26,989 in compensation expense we incurred in 2007 for Mr. Ditoro in connection with the February 1, 2007 grant.

(d)	As reported by the OTC Bulletin Board, the high and closing prices per share of our common stock on the date of grant were $4.20 and the low price was $3.51.

(e)
We granted options to purchase shares of our common stock to Mr. Klett in consideration of his service as a director. The amount in the table includes (x) $62,419 in compensation expense we incurred in 2007 for Mr. Klett in connection with the Dec. 7, 2006 grant and (y) $44,981 in compensation expense we incurred in 2007 for Mr. Klett in connection with the February 1, 2007 grant.

(f)
On February 28, 2006, we granted an option to purchase 250,000 shares of our common stock to Mr. d’Arnaud-Taylor in consideration of his service as our President and Chief Executive Officer, and all shares (as adjusted as described below) vested on the first anniversary of the grant date. On June 12, 2006, we granted an option to purchase 450,000 shares of our common stock to Mr. d’Arnaud-Taylor in consideration of his service as our President and Chief Executive Officer, with all shares to vest upon Mr. d’Arnaud-Taylor entering a new employment agreement. On August 25, 2006, we entered into a termination agreement with Mr. d’Arnaud-Taylor under which we agreed with Mr. d’Arnaud-

Taylor that his employment by, and his position as an officer of, the company was terminated effective as of August 22, 2006. The agreement provided that Mr. d’Arnaud-Taylor would continue to serve as a director of the company for the remainder of his current term. The agreement further provided, with respect to the foregoing options, and subject to Mr. d'Arnaud-Taylor’s compliance with the terms of the agreement, that (a) the exercise period was extended until August 22, 2009 with respect to one half of each option; and (b) the remaining one-half of each option was terminated. On December 7, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. d’Arnaud-Taylor in consideration of his service as a director, and all shares vested on the date of grant. The option expires on the tenth anniversary of the date of grant.

(g)
We granted options to purchase shares of our common stock to Mr. Boosidan in consideration of his service as a director. The amount in the table includes $372,119 in compensation expense we incurred in 2007 for Mr. Boosidan in connection with this grant.

(h)
We granted options to purchase shares of our common stock to Mr. Franklin in consideration of his service as a director. The amount in the table includes $372,119 in compensation expense we incurred in 2007 for Mr. Franklin in connection with this grant.

(4)	Mr. Ditoro, who is currently serving as a director, served as a director from July 28, 2005 through August 10, 2006 and again became a director on September 7, 2006.

(5)	Mr. Klett, who is currently serving as a director, was elected a director on December 7, 2006.

(6)	Mr. d’Arnaud-Taylor, served as a director from February 2, 2005 until his term expired on February 12, 2008.

(7)
On December 1, 2006, we entered into a consulting agreement with Mr. d’Arnaud-Taylor under which Mr. d’Arnaud-Taylor agreed to provide strategic advice to our Chief Executive Officer. This amount represents compensation expense we incurred in 2007 for Mr. d’Arnaud-Taylor under the December 1, 2006 consulting agreement, which expired on November 25, 2007. For more information about our payments to Mr. d’Arnaud-Taylor, please see Item 12 below, “Certain Relationships and Related Transactions, and Director Independence - Termination and Consulting Agreements with Christopher d’Arnaud-Taylor.” Mr. d’Arnaud-Taylor did not receive any compensation related to his service as a director in 2007.

(8)	Mr. Boosidan, who is currently serving as a director, was elected as a director on January 29, 2007.

(9)	Mr. Franklin, who is currently serving as a director, was elected as a director on January 29, 2007.

We compensate non-employee members of the board through a mixture of cash and equity-based compensation. Commencing October 1, 2006, we adopted a policy of paying each independent, non-employee director a quarterly retainer of $5,000 for his services as a director. On March 20, 2008, we revised this policy to increase this quarterly retainer to $7,500.

On the date each independent, non-employee director is elected to the board of directors for his or her first time, our current policy is to grant to the director an option to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. Directors also receive stock option grants for serving on the audit, governance, compensation and science committees. The number of shares underlying each annual option grant is: 25,000 shares for chairing the compensation, governance or science committees; 50,000 shares for chairing the audit committee; 15,000 shares for being a member of the governance, compensation or science committees; and 25,000 shares for being a member of the audit committee. Annual grants to reelected directors are at the discretion of the board.

On March 20, 2008, as detailed in the following table and in accordance with the policy described in the previous paragraph, we granted to our non-employee directors options to purchase a total of 275,000 shares at a purchase price per share equal to the closing price of the common stock on the American Stock Exchange on the date of grant (which was $0.42 per share). The options granted to each director vest one half six months after the date of grant, and the remaining one half vests on the first anniversary of the date of grant. The options have a term of 10 years.

Name	Position	Number of Options

Bill Behrens	Chairman of the Board	25,000
	Member of Compensation Committee	15,000
	Member of Governance Committee	15,000

Gil Boosidan	Chair of Audit Committee	50,000

Richard Ditoro	Chair of Compensation Committee	25,000
	Member of Governance Committee	15,000
	Member of Science & Technology Committee	15,000

Robert Franklin	Chair of Science & Technology Committee	25,000
	Member of Audit Committee	25,000

Edwin Klett	Chair of Governance Committee	25,000
	Member of Compensation Committee	15,000
	Member of Audit Committee	25,000
TOTAL		275,000

Directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as our employees.

Directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as our employees.

Change-in-Control Arrangements

The Plan provides that if and only to the extent provided in the award agreement, or to the extent otherwise determined by the compensation committee, subject to certain limitations, on the occurrence of a “Change-in-Control”, (a) any option or stock appreciation right that was not previously vested and exercisable as of the time of the Change-in-Control, shall become immediately vested and exercisable, (b) any restrictions, deferral of settlement, and forfeiture conditions applicable to a restricted stock award, deferred stock award or an other stock-based award subject only to future service requirements granted under the Plan shall lapse and such awards shall be deemed fully vested as of the time of the Change-in-Control, and (c) with respect to any outstanding award subject to achievement of performance goals and conditions under the Plan, the compensation committee may, in its discretion, deem such performance goals and conditions as having been met as of the date of the Change-in-Control.

For this purpose, a “Change-in-Control” includes:

•
consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving Xethanol or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of Xethanol, or the acquisition of assets or stock of another entity by Xethanol or any of its subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding voting securities of Xethanol immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns Xethanol or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the voting securities of Xethanol, (B) no person

(excluding any employee benefit plan (or related trust) of Xethanol or such corporation resulting from such Business Combination or any person that as of the effective date of the Plan owns beneficial ownership of a controlling interest) beneficially owns, directly or indirectly, fifty percent (50%) or more of the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the Board of Directors of the corporation resulting from such Business Combination were members of our incumbent board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination;
•
during any consecutive two-year period, individuals who at the beginning of that two-year period constituted the Board of Directors (together with any new directors whose election to the Board of Directors, or whose nomination for election by the stockholders of Xethanol, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose elections or nominations for election were previously so approved) cease for any reason to constitute a majority of the Board of Directors then in office; or

•	approval by our stockholders of a complete liquidation or dissolution of Xethanol.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned as of March 1, 2008:

•	each person who is known by us to beneficially own 5% or more of our common stock;
•	each of our directors and named executive officers (other than Mr. Bellone, who is no longer an officer or a director, and Mr. d’Arnaud-Taylor, who is no longer a director); and
•	all of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock that may be acquired on exercise of stock options or warrants that are currently exercisable or that become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the option holders. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Except as otherwise provided below, the address of each of the persons listed below is c/o Xethanol Corporation, 3348 Peachtree NE, Suite 250 Tower Place 200, Atlanta, Georgia 30326.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned (2)

David R. Ames	1,625,010	(3)	5.4%
Gary Flicker	212,500	(4)	*
Thomas J. Endres	133,300	(5)	*
William P. Behrens	328,591	(6)	1.1%
Gil Boosidan	228,891	(7)	*
Richard D. Ditoro	288,828	(8)	1.0%
Robert L. Franklin	200,000	(9)	*
Edwin L. Klett	240,0000	(10)	*
Directors and executive officers as a group	3,257,420	(11)	10.3%

* Less than 1% of outstanding shares.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after March 1, 2008 by the exercise of any warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based upon 28,609,103 shares of common stock outstanding on March 1, 2008.

(3)	Includes 1,525,000 shares of common stock issuable to Mr. Ames on the exercise of stock options.

(4)	These shares of common stock are issuable to Mr. Flicker on the exercise of stock options.

(5)	These shares of common stock are issuable to Mr. Endres on the exercise of stock options.

(6)
Includes 215,000 shares of common stock issuable to Mr. Behrens on the exercise of stock options, 41,668 shares of common stock issuable on exercise of warrants held by Mr. Behrens and 50,000 shares of common stock issuable on exercise of warrants held by Northeast Securities, Inc. Mr. Behrens is Vice Chairman of

Northeast Securities and disclaims beneficial ownership of the portion of the shares held by Northeast Securities in which he has no pecuniary interest.

(7)
Includes 200,000 shares of common stock issuable upon the exercise of stock options, 22,223 shares of common stock and 6,668 shares of common stock issuable on exercise of warrants held by GBAF Capital, LLC, an entity controlled by Mr. Boosidan. Mr. Boosidan disclaims beneficial ownership of the portion of the shares held by GBAF Capital, LLC in which he has no pecuniary interest.

(8)	Includes 280,000 shares of common stock issuable to Mr. Ditoro on the exercise of stock options.

(9)	These shares of common stock are issuable to Mr. Franklin on the exercise of stock options.

(10)	These shares of common stock are issuable to Mr. Klett on the exercise of stock options.

(11)	Includes 3,100,836 shares of common stock issuable on the exercise of warrants and stock options.

Equity Compensation Plan Information

At the time of the reverse merger described in Item 1, neither we nor Old Xethanol had any outstanding stock options. On February 2, 2005, following the completion of the reverse merger, our board of directors adopted the Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”), which our stockholders subsequently approved. The Plan is the only equity compensation plan approved by our stockholders.

The terms of the Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. The persons eligible to receive awards under the Plan are the officers, directors, employees and independent contractors of our company and our subsidiaries. Until August 10, 2006, under the Plan, the total number of shares of our common stock that were subject to the granting of awards under the Plan was equal to 2,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements. On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan (a) to increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (b) to eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year.

The total number of shares of common stock issuable on exercise of options granted on December 7, 2006, February 1, 2007 and June 19, 2007 exceeded the number of shares then available under the Plan by 1,652,070 shares (the “excess options”). The excess options were granted expressly subject to subsequent stockholder approval of an increase in the 4,000,000 limit in the Plan to cover those options. On February 12, 2008, at the conclusion of our annual meeting of stockholders, our stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the plan from 4,000,000 to 6,500,000, which covered all of the options granted subject to stockholder approval. The following table provides information regarding the status of our existing equity compensation plans at December 31, 2007, giving effect to the stockholder approval on February 12, 2008 of the increase in the number of shares issuable under the Plan that covered those excess options. As described above, on March 20, 2008, we granted to our non-employee directors options to purchase a total of 275,000 shares.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,245,000	$3.36	937,930

Equity compensation plans not approved by security holders (1)	543,090	$6.27	0

Total	5,788,090	$3.63	937,930

(1)
We have issued warrants to purchase shares of our common stock in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. These warrants are described below:

(a)
On December 20, 2006, we agreed with Mr. Jeffrey S. Langberg, a former director, to cancel the warrants we granted to him on June 12, 2006, and to issue to him a fully vested five-year warrant to purchase 125,000 shares of our common stock at an exercise price of $8.32 per share. For more information about those warrants, please see Item 12, Certain Relationships and Related Transactions - Consulting Agreements with Jeffrey S. Langberg.

(b)
On June 29, 2006, we issued to an entity a fully vested warrant to purchase 25,000 shares of our common stock at an exercise price of $5.25 per share. The warrant expires on November 6, 2010. We issued this warrant for investor relations services.

(c)
On April 13, 2006, we issued to an entity a fully vested three-year warrant to purchase 17,778 shares of our common stock at an exercise price of $4.50 per share. We issued this warrant for private placement advisory services.

(d)
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

(e)
On December 1, 2005, we issued to an entity a fully vested three-year warrant to purchase 25,000 shares of our common stock at an exercise price of $4.00 per share. We issued this warrant for private placement advisory services.

(f)
On September 1, 2005, we issued to a member of our advisory board a warrant to purchase 20,000 shares of our common stock at an exercise price of $5.25 per share. We issued this warrant for business development services.

(g)
As more fully described in Note 17 to our audited consolidated financial statements in this report, we issued to Coastal Energy Development, Inc. (“CED”) a warrant to purchase 200,000 shares of our common stock at an exercise price of $6.85 per share to replace the warrant previously issued on May 30, 2006, which was first exercisable on May 30, 2007 and was exercisable until May 30, 2010. We issued this warrant as part of a settlement agreement with CED. The new warrant is exercisable through May 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Termination and Consulting Agreements with Christopher d’Arnaud-Taylor

Termination Agreement. On August 25, 2006, we entered into a termination agreement with Christopher d’Arnaud-Taylor, our former director, Chairman, President and Chief Executive Officer, under which his employment by us and his position as an officer of our company was terminated effective as of August 22, 2006 (the “Termination Date”). The agreement provided that Mr. d’Arnaud-Taylor would continue to serve as a member of our board of directors for the remainder of his current term. Under the termination agreement, we continued to pay Mr. d’Arnaud-Taylor his salary and maintain his employment benefits in effect immediately before the Termination Date through September 30, 2006, and we paid Mr. d’Arnaud-Taylor $100,000 in severance on the three-month anniversary of the Termination Date. The agreement provides that, subject to Mr. d’Arnaud-Taylor’s compliance with the terms of the agreement, the exercise periods of the options to purchase 250,000 shares of common stock at an exercise price of $5.56 per share and 450,000 shares of common stock at an exercise price of $8.32 per share that were granted to Mr. d’Arnaud-Taylor on February 28, 2006 and June 12, 2006, respectively, are extended until the third anniversary of the Termination Date with respect to one half of each option. The options are otherwise terminated. The agreement also provides that we will reimburse Mr. d’Arnaud-Taylor for any reasonable and appropriately documented business expenses he may have incurred before the Termination Date in the performance of his duties as an employee and that Mr. d’Arnaud-Taylor will be entitled to continue his coverage under our group medical and dental plans to the extent provided in and subject to the terms and conditions of our standard policy.

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

New Consulting Agreement. On December 1, 2006, we entered into a consulting agreement with Mr. d’Arnaud-Taylor under which Mr. d’Arnaud-Taylor agreed to provide strategic advice to our Chief Executive Officer. During the term of the agreement, we paid Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in advance) and reimbursed him for any reasonable and appropriately documented business expenses he incurred in the performance of his duties under the agreement. The term of the agreement expired on November 25, 2007.

During 2006, we paid Mr. d’Arnaud-Taylor $315,000 and recognized $406,000 in cash compensation expense. We also recognized expense of $1,344,000 related to options granted to Mr. d’Arnaud-Taylor as a result of his employment and $170,000 related to options granted to him as a result of his membership on our board of directors. During 2007, we paid Mr. d’Arnaud-Taylor $256,000 and recognized $165,000 in cash compensation expense.

Consulting Agreements with Jeffrey S. Langberg

In February 2005, we entered into a consulting services agreement with Jeffrey S. Langberg, then one of our directors, under which Mr. Langberg agreed to provide general business advisory services. Under this agreement, we agreed to pay Mr. Langberg a monthly consulting fee of $15,000 per month and a sign-on bonus of $225,000. Under the consulting agreement, Mr. Langberg was also eligible to receive performances bonuses at the discretion of the board of directors as well as equity-based awards under the Plan. Mr. Langberg agreed to waive any compensation otherwise payable to him while he was a director of our company. During 2005, Mr. Langberg earned $180,000 in consulting fees and $275,000 in bonuses. Including $194,147 he earned in 2004 that we paid him in 2005, we paid Mr. Langberg a total of $649,147 in 2005, and we provided him with health insurance coverage at a cost of $14,014 to us. (We also paid rent paid to an entity controlled by Mr. Langberg as described below under “Office Space.”) Mr. Langberg did not receive any compensation otherwise payable to him as a director in 2005.

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

Office Space

In October 2004, Old Xethanol began sharing office space in New York City with other affiliated companies under a sublease with Xethanol Management Services, LLC, a single member limited liability company controlled by Jeffrey S. Langberg. Under this arrangement as amended pursuant to the December 20, 2006 agreement with Mr. Langberg described above, we are currently paying approximately $17,000 per month, plus reimbursements of other costs, in sublease payments on a month-to-month basis. Total payments under the sublease were $216,964 for the year ended December 31, 2007 and $132,043 for the year ended December 31, 2006.

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

On October 1, 2006, we entered into an advisory agreement with Northeast under which Northeast agreed, on a non-exclusive basis, to assist us in various corporate matters including advice relating to general capital raising, mergers and acquisition matters, recommendations relating to business operations and strategic planning. In consideration of these services, we agreed to pay Northeast an advisory fee of $10,000 per month during the term of the agreement and to reimburse Northeast for all necessary and reasonable out-of-pocket costs and expenses it incurred in the performance of its obligations under the agreement. The scheduled term of the agreement was one year, subject to earlier termination by us in the event of a material breach by Northeast of any of its obligations under the agreement. The agreement provided that if, within twelve months after the termination of the agreement, we either (a) consummate a financing transaction with any investor that Northeast introduced to us before the termination or (b) enter into a definitive agreement to consummate a financing transaction with any such investor and the financing transaction is consummated within six months thereafter, then we are obligated to pay Northeast a cash fee in line with industry standard rates (the “tail provision”). In the agreement, we also agreed to indemnify Northeast against any losses, claims, damages and liabilities it may incur as a result of its engagement as an advisor under the agreement, other than losses, claims, damages and liabilities resulting solely from Northeast’s gross negligence or willful misconduct. In May 2007, we informally amended our agreement with Northeast to eliminate the advisory fee of $10,000 per month, although Northeast continued to perform advisory services for us. On July 25, 2007, we formally agreed with Northeast to terminate the agreement, including the tail provision.

Determination of Independent Directors

Our board of directors has determined that each of Mr. Behrens, Mr. Boosidan, Mr. Ditoro, Mr. Franklin and Mr. Klett is an “independent” director within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act and Section 121A of the AMEX Company Guide. In evaluating Mr. Behrens’ independence, our board considered that Mr. Behrens is the Vice Chairman of Northeast Securities, Inc., the placement agent for our April 2006 private placement. There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

ITEM 14.        Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees accrued for audit and other services provided by Imowitz Koenig & Co., LLP, our independent registered public accounting firm, for the years ended December 31, 2007 and 2006.

Year	Audit Fees (1)	Audit-Related Fees (2)	Tax Fees (3)	All Other Fees	Total Fees

2007	$225,000	$89,057	$92,394	-	$406,451

2006	$338,246	$81,690	$64,175	-	$484,111
______________________________
(1)
“Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. The amount shown for 2007 is an estimate and is subject to adjustment.

(2)
“Audit Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” During 2007 and 2006, these fees primarily related to accounting research in connection with our registration statements on Form SB-2 and our current reports on Form 8-K that we filed with the SEC.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of Xethanol Corporation. [Incorporated by reference to Exhibit 2 in our Definitive Information Statement on Schedule 14C filed with the SEC on March 9, 2005.]

3.2	By-Laws of Xethanol Corporation. [Incorporated by reference to Exhibit 3 in our Definitive Information Statement on Schedule 14C filed with the SEC on March 9, 2005.]

3.3	Amended and Restated Bylaws of Xethanol Corporation. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated November 12, 2007.]

4.1	Form of Senior Secured Royalty Income Notes issued by XethanolBioFuels, LLC. [Incorporated by reference to Exhibit 4.1 in our current report on Form 8-K dated February 2, 2005.]

4.2	Specimen Common Stock Certificate. [Incorporated by reference to Exhibit 4.3 in our annual report on Form 10-KSB for the year ended December 31, 2005.]

4.3
Form of Series A Warrant issued by Xethanol Corporation to the Investors and to Goldman Sachs & Co. [Incorporated by reference to Exhibit 4.3 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

4.4
Form of Series B Warrant issued by Xethanol Corporation to the Investors and to Goldman Sachs & Co. [Incorporated by reference to Exhibit 4.4 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

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

10.3
Form of Security Agreement by and among Xethanol BioFuels, LLC and Lucas Energy Total Return Offshore, Ltd. and Lucas Energy Total Return Partners, LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2005.]

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

Exhibit No.	Description of Exhibit

Agreements with or Related to Related Parties

10.6
Xethanol Corporation 2005 Incentive Compensation Plan, as amended on August 10, 2006, including Form of Non-Qualified Stock Option Agreement. [Incorporated by reference to Exhibit 10.8 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.7
Form of Non-Qualified Stock Option Agreement (for options granted on December 7, 2006). [Incorporated by reference to Exhibit 10.9 in our registration statement on Form SB−2, Amendment No. 6, filed with the SEC on August 8, 2007.]

10.8
Form of Non-Qualified Stock Option Agreement (for options granted during 2007).[Incorporated by reference to Exhibit 10.10 in our registration statement on Form SB−2, Amendment No. 6, filed with the SEC on August 8, 2007.]

10.9
Termination Agreement dated August 25, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor. [Incorporated by reference to Exhibit 10.9 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.10
Consulting Agreement dated August 25, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor (terminated on December 1, 2006). [Incorporated by reference to Exhibit 10.10 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.11
Employment Agreement dated September 7, 2006 by and between Xethanol Corporation and Thomas J. Endres. [Incorporated by reference to Exhibit 10.11 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

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

10.13
Consulting Agreement dated December 1, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor. [Incorporated by reference to Exhibit 10.13 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.14
Amended and Restated Employment Agreement dated June 19, 2007 by and between Xethanol Corporation and Thomas J. Endres. [Incorporated by reference to Exhibit 10.16 in our registration statement on Form SB−2, Amendment No. 6, filed with the SEC on August 8, 2007.]

Financing Documents

10.15	Form of Private Placement Subscription Agreement. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 2, 2005.]

10.16
Common Stock Purchase Agreement dated October 18, 2005 by and between the Fusion Capital Fund II, LLC and Xethanol Corporation. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 18, 2005.]

Exhibit No.	Description of Exhibit

10.17
Registration Rights Agreement dated October 18, 2005 by and between the Fusion Capital Fund II, LLC and Xethanol Corporation. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated October 18, 2005.]

10.18	Form of Warrant. [Incorporated by reference to Exhibit 4.2 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333- 129191) filed with the SEC on December 6, 2005.]

10.19	Purchase Agreement dated April 3, 2006 by and among Xethanol Corporation and the Investors. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated April 3, 2006.]

10.20	Registration Rights Agreement dated April 3, 2006 by and among Xethanol Corporation and the Investors. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated April 3, 2006.]

10.21	Purchase Agreement dated April 3, 2006 by and among Xethanol Corporation and Goldman Sachs & Co. [Incorporated by reference to Exhibit 1.6 in our current report on Form 8-K dated April 3, 2006.]

10.22
Fund Warrant dated April 21, 2006 issued to Lucas Energy Total Return Master Fund, Ltd. by Xethanol Corporation. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated April 7, 2006.]

10.23
Partners Warrant dated April 21, 2006 issued to Lucas Energy Total Return Partners, Ltd. by Xethanol Corporation. [Incorporated by reference to Exhibit 3.2 in our current report on Form 8-K dated April 7, 2006.]

10.24
Mutual Termination Agreement by and between Xethanol Corporation and Fusion Capital Fund II, LLC dated November 13, 2007. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 12, 2007.]

Documents Related to Joint Ventures

10.25
Organizational Agreement dated May 30, 2006 by and among Xethanol Corporation, Coastal Energy Development, Inc. and CoastalXethanol LLC. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated May 30, 2006.]

10.26
Operating Agreement dated May 30, 2006 by and among Xethanol Corporation, Coastal Energy Development, Inc. and CoastalXethanol LLC. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated May 30, 2006.]

10.27	Form of Warrant dated May 30, 2006 issued to Coastal Energy Development, Inc. by Xethanol Corporation. [Incorporated by reference to Exhibit 3.2 in our current report on Form 8-K dated April 7, 2006.]

10.28
Organizational Agreement dated June 23, 2006 by and among Xethanol Corporation, Global Energy and Management, LLC and NewEnglandXethanol, LLC. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated June 23, 2006.]

10.29
Operating Agreement dated June 23, 2006 by and among Xethanol Corporation, Global Energy and Management, LLC and NewEnglandXethanol, LLC. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated June 23, 2006.]

10.30	Warrant dated June 23, 2006 issued to Global Energy and Management LLC by Xethanol Corporation. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated June 23, 2006.]

Exhibit No.	Description of Exhibit

10.31
First Amendment to Organizational Agreement and Operation Agreement dated August 22, 2006 by and among Xethanol Corporation, Coastal Energy Development, Inc. and CoastalXethanol LLC. [Incorporated by reference to Exhibit 10.32 in Amendment No. 6 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on August 8, 2007.]

Agreements Related to Acquisitions of Facilities

10.32
Purchase and Sale Agreement dated August 4, 2006 by and among Augusta BioFuels, LLC, an indirect subsidiary of Xethanol Corporation, Pfizer Inc., G.D. Searle LLC and CoastalXethanol LLC. [Incorporated by reference to Exhibit 10.29 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.33
Asset Purchase Agreement dated August 7, 2006 by and among Xethanol Corporation, Carolina Fiberboard Corporation LLC and Victor Kramer. [Incorporated by reference to Exhibit 10.30 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.34
Amended and Restated Asset Purchase Agreement dated November 7, 2006 by and among Xethanol Corporation, Carolina Fiberboard Corporation, LLC and Victor Kramer. [Incorporated by reference to Exhibit 10.47 in our Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on November 28, 2006.]

10.35
Escrow Agreement dated November 7, 2006 by and between Xethanol Corporation and Carolina Fiberboard Corporation. [Incorporated by reference to Exhibit 10.32 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

Technology-Related Agreements
(for Agreements Related to H2Diesel, see below)

10.36
Strategic Alliance Agreement dated April 1, 2004 by and between UTEK Corporation and Xethanol Corporation. [Incorporated by reference to Exhibit 10.31 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.37
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

10.40
License Agreement dated June 24, 2005 by and between Virginia Tech Intellectual Properties, Inc. and Advanced Bioethanol Technologies, Inc., a wholly owned subsidiary of UTEK Corporation. [Incorporated by reference to Exhibit 10.34 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

Exhibit No.	Description of Exhibit

10.41
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

10.46
Cooperative Research and Development Agreement dated November 30, 2005 between USDA, Forest Service Forest Products Laboratory and Xylose Technologies, Inc. [Incorporated by reference to Exhibit 10.40 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.47
Base Research Agreement dated May 24, 2006 by and between the University of North Dakota Energy and Environmental Research Center and Advanced Biomass Gasification Technologies, Inc. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated June 12, 2006.]

10.48
Exclusive Patent and Know-How Final License Agreement dated May 24, 2006 by and between the Energy and Environmental Research Center Foundation and Advanced Biomass Gasification Technologies, Inc. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated June 12, 2006.]

Agreements Related to H2Diesel

10.49	Management Agreement dated April 14, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 1.3 in our current report on Form 8-K dated April 14, 2006.]

10.50	Sublicense Agreement dated April 14, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 1.4 in our current report on Form 8-K dated April 14, 2006.]

10.51
Investment Agreement dated April 14, 2006 by and among Xethanol Corporation and H2Diesel, Inc., and the Investors. [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated April 14, 2006.]

Exhibit No.	Description of Exhibit

10.52
Registration Rights Agreement dated April 14, 2006 by and among Xethanol Corporation and the Investors. [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated April 14, 2006.].

10.53
Registration Rights Agreement dated April 14, 2006 by and among Xethanol Corporation, Crestview Capital Master, LLC and TOIBB Investment, LLC. [Incorporated by reference to Exhibit 10.43 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.54
First Amendment to Investment Agreement dated June 15, 2006 by and among Xethanol Corporation, H2Diesel, Inc., and the Investors. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 12, 2006.]

10.55
Amended and Restated Sublicense Agreement dated June 15, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated June 12, 2006.]

10.56
Technology Access Agreement dated June 15, 2006 by and between Xethanol Corporation and H2Diesel, Inc. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated June 12, 2006.]

21	Subsidiaries of Xethanol Corporation.

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of David R. Ames and Gary Flicker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

XETHANOL CORPORATION

Date: March 31, 2008	By:	/s/ David R. Ames
David R. Ames Chief Executive Officer and President (principal executive officer)

Date: March 31, 2008	By:	/s/ Gary Flicker
Gary Flicker Chief Financial Officer and Executive Vice President (principal financial officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints each of David R. Ames and Gary Flicker, either of them signing individually, as his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, to sign in any and all capacities any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Ames	Director, Chief Executive Officer	March 31, 2008
David R. Ames	and President

*	Chief Financial Officer	March 31, 2008
Gary Flicker	and Executive Vice President

*	Chairman of the Board of Directors	March 31, 2008
William P. Behrens

*	Director	March 31, 2008
Gil Boosidan

*	Director	March 31, 2008
Richard D. Ditoro

*	Director	March 31, 2008
Robert L. Franklin

*	Director	March 31, 2008
Edwin L. Klett

*By:	/s/ David R. Ames
Attorney-in-fact David R. Ames