Form 10-Q
period 2008-03-31
XETHANOL CORP
filed 2008-05-15
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

The number of outstanding shares of the registrant’s common stock on May 9, 2008 was 28,609,103.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4T.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION	20

PART I - Financial Information

Item 1. Financial Statements.

Xethanol Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,135	$12,322
Receivables	415	564
Inventories	290	294
Other current assets	1,050	879
Total current assets	11,890	14,059

Property and equipment, net	4,191	4,316
Property held for development	554	554
Property previously held for development	5,416	5,416
Investment in and advances to New Generation Biofuels Holdings, Inc.	347	647
Research and license agreements, net of amortization
of $477 and $409 in 2008 and 2007, respectively	555	623
Other assets	1,154	403
TOTAL ASSETS	$24,107	$26,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,151	$3,221
Total current liabilities	3,151	3,221

Note payable	291	295
Minority interest	116	116
Capitalized lease obligation	12	14
Total liabilities	3,570	3,646

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000
shares authorized; 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares
authorized; 28,609,103 shares issued and
outstanding in 2008 and 2007, respectively	29	29
Additional paid-in-capital	89,308	89,171
Accumulated deficit	(68,800)	(66,828)
Total stockholders' equity	20,537	22,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,107	$26,018

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Operations
(in thousands, except per share data)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$3,012	$2,423
Cost of sales, including depreciation of $115 and $113
for 2008 and 2007, respectively	3,561	2,884
Gross loss	(549)	(461)

Operating expenses:
General and administrative expenses	1,740	2,733
Equity compensation	137	1,559
Depreciation and amortization	18	17
Research and development	65	272
Total operating expenses	1,960	4,581

Loss from operations before other income (expense)	(2,509)	(5,042)

Other income (expense):
Interest income	72	140
Interest expense	(13)	(14)
Gain on sale of investment in New Generation Biofuels Holdings, Inc.	757	–
Loss on equity of New Generation Biofuels Holdings, Inc.	(280)	(626)
Other income	1	1
Total other (expense) income	537	(499)

Net loss	$(1,972)	$(5,541)

Basic and diluted net loss per share	$(0.07)	$(0.19)

Weighted average number of
shares outstanding	28,609,103	28,543,468

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Total
Balance at December 31, 2007	28,609	$29	$89,171	$(66,828)	$22,372
Options granted under 2005
Incentive Compensation Plan	–	–	137	–	137
Net loss	–	–	–	(1,972)	(1,972)
Balance at March 31, 2008	28,609	$29	$89,308	$(68,800)	$20,537

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,972)	$(5,541)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	199	195
Issuance of common stock, stock options
and warrants for services rendered	137	1,559
Gain on sale of New Generation Biofuels Holdings, Inc.	(757)	–
Loss on equity of New Generation Biofuels Holdings, Inc.	280	626
Changes in operating assets and liabilities:
Receivables	148	88
Inventories	4	1
Other assets and liabilities	(171)	54
Accounts payable and accrued expenses	(70)	276
Accounts payable-related parties	–	(256)
Net cash used in operating activities	(2,202)	(2,998)

Cash flows from investing activities
Purchase of property and equipment	(6)	(17)
Purchase of property held for development	–	(559)
Investment in Carbon Motors Corp.	(250)	–
Investment in note receivable Consus Ethanol, LLC	(500)	–
Cash received from sale of investment
in New Generation Biofuels Holdings, Inc.	777	–
Net cash provided by (used in) investing activities	21	(576)

Cash flows from financing activities
Cash received for common stock	–	223
Payment of note payable	(4)	(4)
Payment of capitalized lease obligation	(2)	(1)
Net cash (used in) provided by financing activities	(6)	218

Net decrease in cash and cash equivalents	(2,187)	(3,356)
Cash and cash equivalents - beginning of period	12,322	24,183
Cash and cash equivalents - end of period	$10,135	$20,827

Supplemental Disclosures
Interest paid	$13	$14
Income taxes paid	17	75

See Notes to Consolidated Financial Statements

Xethanol Corporation
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a renewable energy and clean technology company. The Company’s business includes an operating plant in Blairstown, Iowa that produces ethanol from corn; a planned demonstration plant in Florida for converting citrus peel waste into ethanol; bioseparation and bio-fermentation technologies, along with strategic relationships with government and university research labs to further develop and prove out these technologies; and minority investments in other renewable energy or clean tech businesses.  The Company's only source of revenue has been from its sales of ethanol and related products at its corn-based Xethanol Biofuels plant in Blairstown Iowa. As a result of the continued high prices for corn and natural gas, on May 1, 2008, the Company temporarily ceased production of ethanol at its Blairstown plant to reduce its operating losses.

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2008.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2007 is derived from audited financial statements.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents include cash on hand and on deposit, including money market accounts and mutual funds that invest in highly liquid debt instruments of the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.

Loss per Common Share

Loss per share is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable on the exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be anti-dilutive.

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows (in thousands):

	Balance at March 31,
	2008	2007
Employee stock options	5,520	5,295
Series A Warrants	2,124	2,124
Series B Warrants	759	759
Other Warrants	1,213	2,203
	9,616	10,381

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of stockholders’ equity, and minority interest expense will no longer be recorded in the consolidated statement of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect this standard to have a material impact on its financial position, results of operations or cash flows.

NOTE 2. INVENTORIES

Raw materials are carried at average cost. Work in process is based on the amount of average product costs currently in the production pipeline. Finished goods are carried at the lower of cost using the average cost method or market.

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$115	$85
Work in process	117	109
Finished goods	58	100
	$290	$294

NOTE 3. PROPERTY AND EQUIPMENT, PROPERTY HELD FOR DEVELOPMENT AND PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT

Property and equipment consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$28	$28
Buildings	732	732
Machinery and equipment	3,912	3,906
Land improvements	569	569
Furniture and fixtures	259	259
	5,500	5,494
Less accumulated depreciation and amortization	1,309	1,178
	$4,191	$4,316

All of these assets are assets associated with the operating ethanol plant in Blairstown, Iowa.

Property held for development consists of the following fixed assets (in thousands):

	March 31, 2008	December 31, 2007
Machinery and equipment	$554	$554
	$554	$554

Property held for development consists of machinery and equipment purchased in connection with the proposed demonstration plant in Bartow, Florida.  Depreciation will not be recorded on these assets until they are placed into service.

Property previously held for development consists of the following fixed assets (in thousands):

	March 31, 2008	December 31, 2007
Land	$1,709	$1,709
Buildings	1,817	1,817
Machinery and equipment	1,890	1,890
	$5,416	$5,416

The Company has reevaluated its facility in Augusta, Georgia and has decided that the facility does not fit within its long-term corporate strategy. The Company’s Board of Directors has decided to seek a buyer for the facility. The Company expects to use a real estate brokerage firm to assist in marketing the property for sale, but the Company has not retained such a firm as of March 31, 2008. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at March 31, 2008 and December 31, 2007, after impairment charges of $2.1 million in 2007, is $3.5 million.

The Company has reevaluated its facility in Spring Hope, North Carolina and has determined that the facility does not fit within its long-term corporate strategy. The Company’s Board of Directors has decided to seek a buyer for the facility. Before the Company sells the property (or as a term of its sale), the Company will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property. The Company has accrued $500,000 to settle claims and $450,000 for environmental clean-up at March 31, 2008 and December 31, 2007. The Company has not completed an environmental study or remediation. These estimates may require adjustment. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at March 31, 2008 and December 31, 2007, after impairment charges of $7.0 million in 2007, is $856,000.

The Company has determined to defer indefinitely its expansion project at its second ethanol site at Blairstown and is currently evaluating several alternatives in which to dispose of or use the property. The carrying value of this property at March 31, 2008 and December 31, 2007, after an impairment charge of $2.6 million in 2007, is $1,060,000.

NOTE 4. OTHER INVESTMENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a development stage American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel. For its investment, the Company received a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of five years. This amount is included in other assets in the consolidated balance sheet at March 31, 2008.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC of Pittsburgh, Pennsylvania, a development stage company, pursuant to a convertible promissory note. Consus Ethanol has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants. Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant. The note bears interest at the rate of 10% per annum and has an initial term of six months. Before the maturity date, either Xethanol or Consus can extend the note for an additional six months, subject to acceptance of the request for extension by the other party. Xethanol may also convert the outstanding principal and accrued interest to shares of common stock by providing 30 days written notice to Consus before the maturity date or in the event Consus proposes to enter into certain transactions. Northeast Securities is a financial advisor to Consus Ethanol. This amount is included in other assets in the consolidated balance sheet at March 31, 2008.

NOTE 5. INCENTIVE COMPENSATION PLAN

The Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. On February 12, 2008, at the conclusion of the Company’s annual meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the plan from 4,000,000 to 6,500,000, which covered all of the options previously granted subject to stockholder approval. Persons eligible to receive awards under the Plan are the officers, directors and employees of, and consultants to, the Company and its subsidiaries. As of March 31, 2008, 317,070 shares of common stock and stock options to purchase 5,520,000 shares of common stock were outstanding under the Plan.

During the three months ended March 31, 2007, options to purchase 865,000 shares of common stock were granted to directors. During the three months ended March 31, 2008, options to purchase 275,000 shares of common stock were granted to directors. The options granted to each director during the three months ended March 31, 2008 vest one half six months after the date of grant, and the remaining one half vests on the first anniversary of the date of grant. These options have a term of 10 years with an exercise price of $.42 per share. The fair value of options granted during the three months ended March 31, 2008 is $76,000, was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over their respective vesting periods. The Company recorded net compensation expense for outstanding stock options of $137,000 for the three months ended March 31, 2008.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Exercise price	$.42	$2.79
Risk-free interest rate	2.36%	4.83%
Expected life of options (in years)	10.00	10.00
Expected dividend yield	0%	0%
Expected volatility	55.0%	55.0%

NOTE 6. WARRANTS

The Company issued no warrants during the three months ended March 31, 2008. The Company recorded no compensation expense for outstanding warrants for the three months ended March 31, 2008. At March 31, 2008, warrants to purchase 4,095,834 shares of common stock with a weighted average exercise price of $5.80 were outstanding.

NOTE 7. INVESTMENT IN NEW GENERATION BIOFUELS HOLDINGS, INC. (FORMERLY H2DIESEL HOLDINGS, INC.)

The Company considers its investment in New Generation Biofuels Holdings, Inc. (“New Generation Biofuels”), formerly named H2Diesel Holdings, Inc., as a variable interest in a Variable Interest Entity (“VIE”). New Generation Biofuels is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels, under an exclusive license agreement with the inventor of the biofuel. New Generation Biofuels has in turn sublicensed this technology to the Company. Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in New Generation Biofuels utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. At March 31, 2008, the Company owned 5,670,000 shares of New Generation Biofuels common stock, which represented 31.0% of the outstanding common stock of New Generation Biofuels. New Generation Biofuels is currently a development stage company that has not yet generated any revenues. In February 2008, the Company sold 180,000 shares of New Generation Biofuels common stock for net proceeds of approximately $777,000. The Company does not presently intend to pursue the manufacture and sale of a diesel biofuel based on New Generation Biofuels’ technology.

New Generation Biofuels is a development stage company with no revenues. According to its annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC, New Generation Biofuels has incurred a net loss of $14 million and negative cash flows from operating activities of $5.4 million since its inception. New Generation Biofuels is obligated to pay to the inventor of the biofuel: (a) $850,000 on the closing of its next financing that exceeds $850,000; and (b) an additional $1.0 million per year for the next six years, for a total of $6,850,000 in additional payments. New Generation Biofuels’ annual report on Form 10-K for the year ended December 31, 2007 also notes that New Generation Biofuels’ continued existence beyond 2008 is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. If New Generation Biofuels fails to make the license payments as required, the Company could lose its entire investment in New Generation Biofuels as well as its sublicense of the technology.

The net loss and investment in New Generation Biofuels presented in the Company’s financial statements have been estimated and were provided to the Company by New Generation Biofuels Holdings, Inc. The Company has not independently verified the accuracy of the foregoing financial data of New Generation Biofuels Holdings, Inc.

NOTE 8. LEGAL PROCEEDINGS

The Company is a party to the lawsuits described below. An adverse result in these lawsuits could have a material adverse effect on the Company’s business, results of operations and financial condition. In connection with the class action lawsuit described below (and a derivative action that has been dismissed), the Company accrued $200,000 at December 31, 2006 to cover the deductible amount it is required to pay under its director and officer insurance policy for those claims. Through March 31, 2008, the Company has paid $200,000 in legal fees, has accrued a liability for the approximately $506,000 in additional legal fees and has recorded a $300,000 receivable from its insurance carriers, which is the amount of legal fees the insurance carriers have agreed to pay under the tentative settlement described below.

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

On November 28, 2007, the defendants, including the Company, reached an agreement in principle with plaintiffs’ lead counsel to settle the Class Action. The tentative settlement agreement, which was reached during a mediation overseen by a retired United States District Court Judge, calls for the payment of $2.8 million to the plaintiffs, of which the Company will pay $400,000 and the Company’s insurance carriers will pay $2.4 million. In addition, the Company's insurance carriers have paid the plaintiffs $300,000 in legal costs. The agreement remains subject to final negotiated writings executed by the parties and approval by the United States District Court for the Southern District of New York.

Global Energy and Management, LLC Lawsuit. In December 2007, Global Energy and Management, LLC (“Global Energy”) filed an action in the federal court for the Southern District of New York against the Company and nine current or former officers, directors and employees. The lawsuit is entitled Global Energy and Management v. Xethanol Corporation, Mr. d’Arnaud-Taylor; Mr. Langberg; Mr. Bellone; Louis B. Bernstein, a former President, Interim Chief Executive Officer and director; David R. Ames, our Chief Executive Officer, President and a director; Thomas J. Endres, our former Chief Operating Officer and Executive Vice President, Operations; Robin Buller, a former Executive Vice President - Strategic Development; David Kreitzer, a former employee; and John Murphy, a former consultant, 07 Civ. 11049 (NRB) (S.D.N.Y.). The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of the Company and Global Energy. On March 19, 2008, Global Energy served its second amended complaint on the Company. Based on an alleged investment of $250,000, Global Energy seeks more than $10,000,000 in damages plus pre-

judgment interest and costs. Management has instructed counsel to vigorously represent and defend the Company’s interests in this litigation.

NOTE 9. SUBSEQUENT EVENT.

The Company’s only source of revenue has been from its sales of ethanol and related products at its corn-based Xethanol BioFuels plant in Blairstown, Iowa. As a result of the continued high prices for corn and natural gas, on May 1, 2008 the Company temporarily ceased production of ethanol at its Blairstown plant to reduce its operating losses.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 and other SEC filings. The words “believe,” “anticipate,” “expect,” “intend,” “project,” “estimate” and similar expressions identify forward-looking statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Overview

Our only source of revenue has been from our sales of ethanol and related products at our corn-based Xethanol BioFuels plant in Blairstown, Iowa. As a result of the continued high prices for corn and natural gas, on May 1, 2008 we temporarily ceased production of ethanol at our Blairstown plant to reduce our operating losses. We had cash and cash equivalents of approximately $10.1 million as of March 31, 2008 and $9.5 million as of May 7, 2008.

For the three months ended March 31, 2008, net cash of $21,000 was provided in connection with investing activities. During the first quarter of 2008, we invested $250,000 in Carbon Motors Corporation, made a $500,000 convertible loan to Consus Ethanol, LLC and purchased property and equipment for $6,000. Also during the first quarter of 2008, we sold 180,000 shares of our common stock in New Generation Biofuels Holdings, Inc. (formerly named H2Diesel Holdings, Inc.) for $777,000. We currently hold 5,670,000 shares of common stock in New Generation Biofuels, which represents approximately 31.0% of its outstanding common stock, at March 31, 2008.

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

We anticipate significant capital expenditures and investments over the next 12 months and longer related to our growth program. We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. We do not presently intend to pursue the manufacture and sale of a diesel biofuel based on New Generation Biofuels’ technology. We may seek to sell some of our New Generation Biofuels stock from time to time to raise capital.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Loss. We incurred a net loss of $2.0 million for the three months ended March 31, 2008 versus a net loss of $5.5 million for the prior year quarter. Included in the net loss for the three months ended

 March 31, 2008 were non-cash charges totaling $616,000 or 30.8% of our net loss for the quarter. Non-cash charges included:

•	a $137,000 charge for the issuance of stock options and warrants for services rendered; and
•	$199,000 in depreciation and amortization expenses.

The decrease in net loss of $3.6 million for the three months ended March 31, 2008 as compared to the prior year quarter resulted primarily from:

•	a $1.0 million decrease in general and administrative expenses;
•	a $1.4 million decrease in equity compensation expenses;
•	a $757,000 increase in gain on sales of investments;
•	a $207,000 decrease in research and development expenses; and
•	a $346,000 decrease in loss on equity of New Generation Biofuels;

partially offset by an $88,000 increase in gross loss from our Blairstown plant.

Our ability to achieve profitable operations currently depends on our existing facility at Blairstown, at which we have recently suspended production as noted above. Given the uncertainties of predicting gross margin, we cannot assure you when we will show profitable results.

Net Sales. Net sales for the three months ended March 31, 2008 increased to $3.0 million from $2.4 million in the prior year quarter. This increase was due primarily to an increase of 250,000 gallons of ethanol sold during 2008 as compared to 2007. During the three months ended March 31, 2008, our Blairstown facility sold 1.4 million gallons of ethanol at monthly prices ranging between $1.89 and $2.02 per gallon with an average price of $1.94 per gallon and generated revenue of $318,000 from the sales of by-products. Total average revenue per gallon including by-products was $2.17. During the three months ended March 31, 2007, our Blairstown facility sold 1.1 million gallons of ethanol at monthly prices ranging between $1.84 and $2.11 per gallon with an average price of $1.95 per gallon and generated revenue of $210,000 from the sales of by-products. Total average revenue per gallon including by-products was $2.13. The lower sales in the first quarter of 2007 were due primarily to a temporary production stoppage caused by power outages resulting from severe weather during the quarter.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation and repairs and maintenance. Cost of sales for the three months ended March 31, 2008 was $3.6 million compared to $2.9 for the three months ended March 31, 2007. The increase in cost of sales is directly related to the increase in gallons sold and the increase in the average monthly cost of grain for 2008 of $1.70 per gallon compared to $1.46 per gallon for 2007. The average monthly cost of sales during the three months ended March 31, 2008 was $2.57 per gallon compared to $2.54 for the prior year quarter. The Blairstown facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants and requires more frequent repairs, which may result in temporary production stoppages. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Loss. Gross loss for the three months ended March 31, 2008 was $549,000, or 18% of net sales versus a gross loss of $461,000, or 19% of net sales for the three months ended March 31, 2007. The increase in gross loss is principally due an increase in gallons sold and a higher average cost per gallon for the three months ended March 31, 2008 compared to that of the prior year.

General and Administrative Expenses. General and administrative expenses (“G&A”) were $1.7 million for the three months ended March 31, 2008, compared to $2.7 million for the three months ended March 31, 2007, reflecting a decrease of $1.0 million, or 37.0%. Included in G&A for the three months ended March 31, 2008 was corporate overhead of $1.5 million, compared to corporate overhead of $2.0 million in 2007, a decrease of $500,000, or 25.0% compared to 2007 corporate overhead.

The primary components of 2008 corporate overhead expense were:

•	$500,000 for legal and accounting services;
•	$298,000 for payroll expenses;
•	$241,000 for consulting services; and
•	$120,000 for travel and entertainment expenses.

The decrease in corporate overhead in 2008 as compared to 2007 was primarily attributable to:

•	a $166,000 decrease in accounting, legal and professional fees, due primarily to the higher costs incurred in 2007 related to our Form SB-2 registration statement;
•	a $276,000 decrease in travel and entertainment expenses, which for 2007 included travel costs for new executive management assessments of our facilities; and
•	a $45,000 reduction in payroll costs due to a reduction in the number of employees instituted by management.

Included in G&A are our costs for our CoastalXethanol operations, as well as costs for our Spring Hope property. The net decrease in G&A in 2008 was due in significant part to a $401,000 decrease in costs related to our CoastalXethanol operations, which resulted from the termination in September 2007 of our joint venture with Coastal Energy Development, Inc. and cost saving procedures instituted by management.

Equity Compensation. Equity compensation for the three months ended March 31, 2008 was $137,000 compared to $1.6 million for the three months ended March 31, 2007. The overall decrease in equity compensation reflects:

•
$88,000 in compensation expense for the three months ended March 31, 2008 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, which represents a decrease of $791,000 from $879,000 in the prior year quarter;

•
$50,000 in compensation expense for the three months ended March 31, 2008 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, which represents a decrease of $377,000 from $427,000 in the prior year quarter; and

•	no compensation expense related to warrants issued for the three months ended March 31, 2008, a decrease of $253,000 from the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2008 was $18,000 compared to $17,000 for the prior year quarter representing a slight increase of $1,000.

Research and Development. There was $65,000 in research and development expenses for the three months ended March 31, 2008, representing a decrease of $207,000 from the prior year’s quarter. Currently, our research and development expense relates to the amortization of our research agreements. We have fully satisfied all financial obligations due to National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center under existing research agreements. Currently, we are continuing our relationships with certain institutions based on no cost extensions, while we are continuing to evaluate certain other agreements that are scheduled to expire during the second quarter of 2008.

Interest Income. Interest income for the three months ended March 31, 2008 was $72,000, representing a decrease of $68,000 from $140,000 for the three months ended March 31, 2007. This decrease is primarily due to the decrease in our average cash and cash equivalents balances compared to the prior year quarter.

Interest Expense. Interest expense was $13,000 for the three months ended March 31, 2008, a decrease of $1,000 from $14,000 for the three months ended March 31, 2007. The decrease is primarily the result of the decrease in notes payable and capitalized lease obligations.

Gain on Sale of Investment in New Generation Biofuels. We recorded a gain of $757,000 on the sale of 180,000 shares of the common stock of New Generation Biofuels during the three months ended March 31, 2008. We had no sales of marketable securities or investments in the prior year quarter.

Loss on Equity of New Generation Biofuels. We recorded a loss on equity of New Generation Biofuels of $280,000 for the three months ended March 31, 2008. This loss represents our portion of New Generation Biofuels’ net losses, based on the equity method of accounting for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $10.1 million. Our working capital as of March 31, 2008 was $8.7 million, representing a decrease in working capital of $2.1 million compared to working capital of $10.8 million at December 31, 2007. As of March 31, 2008, we had outstanding debt instruments totaling $303,000.

During the three months ended March 31, 2008, we used net cash of $2.2 million for operating activities. Net cash provided by investing activities was $21,000, consisting of $777,000 provided by the sale of our 180,000 of our shares of common stock in New Generation Biofuels, offset by $750,000 used for investments and $6,000 for property and equipment. During the three months ended March 31, 2008, we made $4,000 in payments under a note payable and $2,000 in capitalized lease payments.

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

We will need substantial additional capital to pursue the demonstration plant and any other growth opportunities we pursue. We may seek to raise capital through additional equity offerings, debt financing, bond financing, asset sales or a combination of these methods. Our primary sources of capital are as follows:

•	We have cash and cash equivalents of $9.5 million on hand as of May 7, 2008.
•
We hold 5,670,000 shares of New Generation Biofuels common stock and recently sold 180,000 shares for net proceeds of approximately $777,000. New Generation Biofuels common stock has recently traded at over $6.00 per share on the American Stock Exchange. Because we own more than 30% of the outstanding shares of New Generation Biofuels, we relied on SEC Rule 144 in selling those shares. Under that rule, the volume of our sales of New Generation Biofuels common stock is limited to 1% of the outstanding common shares of New Generation Biofuels every 90 days. We may seek to sell a larger block of our New Generation Biofuels shares in some other manner at a substantial discount to the market price, but we can offer no assurances that we will be able to do so. We have reevaluated our Augusta, Georgia and Spring Hope, North

Carolina facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. We can offer no assurances regarding the proceeds of the sale of one or both of those properties or the timing of any such sale or sales.

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

•	We have decided to close and sublease our New York office and relocate our headquarters to Atlanta, Georgia.
•	As a result of the continued high prices for corn and natural gas, on May 1, 2008 we temporarily ceased production of ethanol at our Blairstown plant.

As noted above, we can offer no assurances regarding the proceeds of the sale of one or both of our Augusta and Spring Hope properties or the timing of any such sale or sales. Further, before we can sell the Spring Hope property, we will have to resolve certain liens on the property filed by companies that performed, or have claimed to perform, environmental remediation and demolition work on the property.

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

Critical Accounting Policies

The preparation of our unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to valuation of intangible assets, investments, property and equipment; contingencies and litigation; and the valuation of shares issued for services or in connection with acquisitions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we follow are described in Note 2 our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of March 31, 2008, our carrying value of our investment in New Generation Biofuels was $0 in accordance APB No. 18. During the first quarter of 2008, we sold 180,000 shares of New Generation Biofuels’ common stock under SEC Rule 144 for a net aggregate sales price of $777,000. As of March 31, 2008, we own 5,670,000 shares of New Generation Biofuels Holdings common stock, which represented approximately 31.0% of the common stock then outstanding.

Our remaining $555,000 of intangible assets at March 31, 2008 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). The research agreement ($325,000, net of amortization) is currently being amortized over its three-year term. The license agreement ($230,000, net of amortization) is currently being amortized over its 20-year life.

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

Item 4T. Controls and Procedures.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to the lawsuits described below. An adverse result in these lawsuits could have a material adverse effect on our business, results of operations and financial condition. In connection with the class action lawsuit described below (and a derivative action that has been dismissed), we accrued $200,000 at December 31, 2006 to cover the deductible amount we are required to pay under our director and officer liability insurance policy for those claims. Through March 31, 2008, we have paid $200,000 in legal fees, have accrued a liability for the approximately $506,000 in additional legal fees and have recorded a $300,000 receivable from our insurance carriers, which is the amount of legal fees the insurance carriers have agreed to pay under the tentative settlement described below.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that Xethanol and some of its former officers and directors made materially false and misleading statements regarding the Xethanol’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) (the “Class Action”). The plaintiffs filed their amended consolidated complaint on March 23, 2007. The defendants filed a motion to dismiss the amended complaint on April 23, 2007. On September 7, 2007, the District Court denied that motion. On November 28, 2007, the defendants, including Xethanol Corporation, reached an agreement in principle with plaintiffs’ lead counsel to settle the Class Action. The tentative settlement agreement, which was reached during a mediation overseen by a retired United States District Court Judge, calls for the payment of $2.8 million to the plaintiffs, of which we will pay $400,000 and our insurance carriers will pay $2.4 million. In addition, our insurance carriers have paid the plaintiffs $300,000 in legal costs. The agreement remains subject to final negotiated writings executed by the parties and approval by the United States District Court for the Southern District of New York. Although we expect the District Court to approve the settlement agreement, we can give no assurance that the District Court will approve the settlement agreement as finalized by the parties or at all.

Global Energy and Management, LLC Lawsuit.  In December 2007, Global Energy and Management, LLC (“Global Energy”) filed an action in the federal court for the Southern District of New York against Xethanol and nine current or former officers, directors and employees. The lawsuit is entitled Global Energy and Management v. Xethanol Corporation, Mr. d’Arnaud-Taylor; Mr. Langberg; Mr. Bellone; Louis B. Bernstein, a former President, Interim Chief Executive Officer and director; David R. Ames, our Chief Executive Officer, President and a director; Thomas J. Endres, our former Chief Operating Officer, Executive Vice President, Operations; Robin Buller, a former Executive Vice President - Strategic Development; David Kreitzer, a former employee; and John Murphy, a former consultant, 07 Civ. 11049 (NRB) (S.D.N.Y.). The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of Xethanol and Global Energy. On March 19, 2008, Global Energy served its second amended complaint on us.  Based on an alleged investment of $250,000, Global Energy seeks more than $10,000,000 in damages plus pre-judgment interest and costs. Management has instructed counsel to vigorously represent and defend our interests in this litigation.

Litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. We may incur material legal and other expenses, and our management may be distracted.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

For a report regarding our annual meeting of stockholders on January 22, 2008, which was reconvened on February 12, 2008, please see Part I, Item 4, Submission of Matters to a Vote of Security Holders, in our Annual Report on Form 10-K for the year ended December 31, 2007, which Item 4 is incorporated in this Quarterly Report on Form 10-Q by this reference.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Xethanol Corporation 2005 Incentive Compensation Plan, as amended on August 10, 2006 and February 12, 2008, including Form of Non-Qualified Stock Option Agreement.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Joint Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETHANOL CORPORATION

Date: May 14, 2008	By:	/s/ David Ames
David Ames President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Gary Flicker
Gary Flicker EVP and Chief Financial Officer (Principal Financial Officer)