Form 10-Q
period 2008-06-30
XETHANOL CORP
filed 2008-08-14
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of outstanding shares of the registrant’s common stock on August 11, 2008 was 28,609,103.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

The words “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the Notes to our unaudited consolidated financial statements included in this report and in Item 2 of this report. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans, including development of an alternative and renewable energy division and a demonstration plant in Florida for converting citrus peel waste into ethanol, our investment in and exclusive license with New Generation Biofuels Holdings, Inc., the possible sale of properties, and the ways we may finance our future development and investment activities. Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.

These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of some of the important factors that may affect actual outcomes.

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – Financial Information

Item 1. Financial Statements.

Xethanol Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,806	$12,322
Receivables	5	564
Inventories	154	294
Other current assets	1,010	879
Total current assets	9,975	14,059

Property and equipment, net	4,084	4,316
Property held for development	554	554
Property previously held for development	5,416	5,416
Investment in and advances to New Generation Biofuels Holdings, Inc.	201	647
Research and license agreements, net of amortization of $545 and $409 in 2008 and 2007, respectively	486	623
Other assets	1,153	403
TOTAL ASSETS	$21,869	$26,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,401	$3,221
Total current liabilities	2,401	3,221

Note payable	287	295
Minority interest	116	116
Capitalized lease obligation	10	14
Total liabilities	2,814	3,646

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,609,103 shares issued and outstanding in 2008 and 2007, respectively	29	29
Additional paid-in-capital	89,345	89,171
Accumulated deficit	(70,319)	(66,828)
Total stockholders' equity	19,055	22,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,869	$26,018

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$688	$3,265	$3,700	$5,687
Cost of sales, including depreciation of $231 and $226 for six months ended June 30, 2008 and 2007 and $115 and $113 for three months ended June 30, 2008 and 2007	1,211	3,372	4,771	6,256
Gross loss	(523)	(107)	(1,071)	(569)

Operating expenses:
General and administrative expenses	1,952	2,241	3,692	4,975
Equity compensation	36	1,033	174	2,592
Depreciation and amortization	18	18	37	35
Impairment loss on property held for development	-	2,833	-	2,833
Research and development	105	193	170	465
Total operating expenses	2,111	6,318	4,073	10,900

Loss from operations before other income (expense)	(2,634)	(6,425)	(5,144)	(11,469)

Other income (expense):
Interest income	60	230	132	370
Interest expense	(15)	(15)	(29)	(29)
Gain on sale of grain inventory	141	-	141	-
Gain on sale of stock in New Generation Biofuels Holdings, Inc.	1,067	-	1,824	-
Loss on equity of New Generation Biofuels Holdings, Inc.	(137)	(425)	(417)	(1,051)
Other income	-	3	2	4
Total other income (expense)	1,116	(207)	1,653	(706)

Net loss	$(1,518)	$(6,632)	$(3,491)	$(12,175)

Basic and diluted net loss per share	$(0.05)	$(0.23)	$(0.12)	$(0.43)

Weighted average number of shares outstanding	28,609,103	28,609,103	28,609,103	28,576,467

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Total
Balance at December 31, 2007	28,609	$29	$89,171	$(66,828)	$22,372
Options granted under 2005
Incentive Compensation Plan	-	-	174	-	174
Net loss	-	-	-	(3,491)	(3,491)
Balance at June 30, 2008	28,609	$29	$89,345	$(70,319)	$19,055

See Notes to Consolidated Financial Statements

Xethanol Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(3,491)	$(12,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	390
Issuance of common stock, stock options and warrants for services rendered	174	2,592
Gain on sale of New Generation Biofuels Holdings, Inc.	(1,824)	-
Loss on equity of New Generation Biofuels Holdings, Inc.	417	1,051
Impairment loss on property held for development	-	2,833
Changes in operating assets and liabilities:
Receivables	559	65
Inventories	140	(7)
Other assets and liabilities	(130)	(57)
Accounts payable and accrued expenses	(820)	314
Accounts payable-related parties	-	(301)
Net cash used in operating activities	(4,578)	(5,295)

Cash flows from investing activities
Purchase of property and equipment	(29)	(1,023)
Purchase of property held for development	-	-
Investment in Carbon Motors Corp.	(250)	-
Investment in note receivable Consus Ethanol, LLC	(500)	-
Investment in marketable securities	-	(38,100)
Redemption of marketable securities	-	21,800
Cash received from sale of investment in New Generation Biofuels Holdings, Inc.	1,853	-
Net cash provided by (used in) investing activities	1,074	(17,323)

Cash flows from financing activities
Cash received for common stock	-	223
Payment of note payable	(8)	(7)
Payment of capitalized lease obligation	(4)	(4)
Net cash (used in) provided by financing activities	(12)	212

Net decrease in cash and cash equivalents	(3,516)	(22,406)
Cash and cash equivalents - beginning of period	12,322	24,183
Cash and cash equivalents - end of period	$8,806	$1,777

Supplemental Disclosures
Interest paid	$29	$29
Income taxes paid	29	92

See Notes to Consolidated Financial Statements

Xethanol Corporation
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Xethanol Corporation (the “Company”) is a renewable energy and clean technology company. The Company’s businesses include: an alternative and renewable energy division that is in the development stage; a plant in Blairstown, Iowa that until May 1, 2008 produced ethanol from corn; a demonstration plant in Florida for converting citrus peel waste into ethanol that is in the development phase; bioseparation and bio-fermentation technologies, along with strategic relationships with government and university research labs to further develop and prove out these technologies; and minority investments in other renewable energy or clean tech businesses. The Company’s only source of revenue has been from its sales of ethanol and related products at its Blairstown corn-based plant. As a result of the continued high prices for corn and natural gas, on May 1, 2008, the Company temporarily ceased production of ethanol at the Blairstown plant to reduce its operating losses.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2007 is derived from audited financial statements. Certain prior period research and development amounts have been reclassified to conform to current period presentation.

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

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows (in thousands):

	Balance at June 30,
	2008	2007
Employee stock options	5,320	5,345
Series A Warrants	2,124	2,124
Series B Warrants	759	759
Other Warrants	1,213	1,813
	9,416	10,041

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact the Company’s future financial results to the extent that the Company makes significant acquisitions, as related acquisition costs will be expensed as incurred, compared to the Company’s current practice of capitalizing those costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of stockholders’ equity, and minority interest expense will no longer be recorded in the consolidated statement of operations.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 162 will become effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its financial position, results of operations or cash flows.

NOTE 2. INVENTORIES

Raw materials are carried at average cost. Work in process is based on the amount of average product costs currently in the production pipeline. Finished goods are carried at the lower of cost using the average cost method or market.

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$120	$85
Work in process	-	109
Finished goods	34	100
	$154	$294

NOTE 3. PROPERTY AND EQUIPMENT, PROPERTY HELD FOR DEVELOPMENT AND PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT

Property and equipment at the Company’s plant in Blairstown, Iowa, consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$28	$28
Buildings	732	732
Machinery and equipment	3,912	3,906
Land improvements	569	569
	5,241	5,235
Less accumulated depreciation and amortization	1,356	1,125
	$3,885	$4,110

Property and equipment at the Company’s Atlanta, Georgia and New York, New York corporate offices consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Furniture and fixtures	$283	$259
Less accumulated depreciation and amortization	84	53
	$199	$206

Property held for development consists of the following fixed assets (in thousands):

	June 30, 2008	December 31, 2007
Machinery and equipment	$554	$554

Property held for development consists of machinery and equipment purchased in connection with the proposed demonstration plant in Bartow, Florida. Depreciation will not be recorded on these assets until they are placed into service or research and development activities begin.

Property previously held for development consists of the following fixed assets (in thousands):

	June 30, 2008	December 31, 2007
Land	$1,709	$1,709
Buildings	1,817	1,817
Machinery and equipment	1,890	1,890
	$5,416	$5,416

The Company has reevaluated its facility in Augusta, Georgia and has decided that the facility does not fit within its long-term corporate strategy. The Company’s board of directors has decided to seek a buyer for the facility. The Company expects to use a real estate brokerage firm to assist in marketing the property for sale, but the Company has not retained such a firm as of June 30, 2008. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at June 30, 2008 and at December 31, 2007, after an impairment charge of $2.1 million in 2007, is $3.5 million.

The Company has reevaluated its facility in Spring Hope, North Carolina and has determined that the facility does not fit within its long-term corporate strategy. The Company’s board of directors has decided to seek a buyer for the facility. Before the Company sells the property (or as a term of its sale), the Company expects that it will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property. The Company has accrued $500,000 to settle claims and $450,000 for environmental clean-up at June 30, 2008 and December 31, 2007. The Company has not completed an environmental study or remediation. These estimates may require adjustment. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at June 30, 2008 and December 31, 2007, after an impairment charge of $7.0 million in 2007, is $856,000.

The Company has determined to defer indefinitely its expansion project at its second ethanol site at Blairstown and is currently evaluating several alternatives in which to dispose of or use the property. The carrying value of this property at June 30, 2008 and December 31, 2007, after an impairment charge of $2.6 million in 2007, is $1,060,000.

NOTE 4. OTHER INVESTMENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a development stage American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel. For its investment, the Company received a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of five years. This amount is included in other assets in the consolidated balance sheet at June 30, 2008.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC of Pittsburgh, Pennsylvania, a development stage company, pursuant to a convertible promissory note. Consus Ethanol has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants. Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant. The note bears interest at the rate of 10% per annum and has an initial term of six months. Before the maturity date, either Xethanol or Consus can extend the note for an additional six months, subject to acceptance of the request for extension by the other party. During July 2008, Xethanol and Consus agreed to extend the note an additional six months through December 31, 2008. Xethanol may also convert the outstanding principal and accrued interest to shares of common stock by providing 30 days written notice to Consus before the maturity date or in the event Consus proposes to enter into certain transactions. The Company recorded interest income of $23,000 on the note for the three and six months ended June 30, 2008. Northeast Securities is a financial advisor to Consus Ethanol; the vice chairman of Northeast Securities is the chairman of the Company’s board of directors. This amount is included in other assets in the consolidated balance sheet at June 30, 2008.

NOTE 5. INCENTIVE COMPENSATION PLAN

The Xethanol Corporation 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. On February 12, 2008, at the conclusion of the Company’s annual meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the plan from 4,000,000 to 6,500,000, which covered all of the options previously granted subject to stockholder approval. Persons eligible to receive awards under the Plan are the officers, directors, employees and consultants to the Company and its subsidiaries. As of June 30, 2008, 317,070 shares of common stock and stock options to purchase 5,320,000 shares of common stock were outstanding under the Plan, and a total of 862,930 shares were available for future awards under the Plan.

No options were granted during the three months ended June 30, 2008. Options to purchase 150,000 shares of common stock expired during the three and six months ended June 30, 2008. During the six months ended June 30, 2008, options to purchase 275,000 shares of common stock were granted to directors. An option to purchase 50,000 shares of common stock were forfeited during the six months ended June 30, 2008. The Company recorded net compensation expense for outstanding stock options of $36,000 and $174,000 for the three and six months ended June 30, 2008, respectively.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Exercise price	-	$ 1.19	$ 0.42	$ 2.70
Risk-free interest rate	-	5.00%	2.36%	4.84%
Expected life of options	-	5.00	10.00	9.73
Expected dividend yield	-	0%	0%	0%
Expected volatility	-	55.0%	55.0%	55.0%

NOTE 6. WARRANTS

The Company issued no warrants during the three and six months ended June 30, 2008. The Company recorded no compensation expense for outstanding warrants for the three and six months ended June 30, 2008. Warrants to purchase 35,312 shares of common stock expired during the three and six months ended June 30, 2008. At June 30, 2008, warrants to purchase 4,095,834 shares of common stock with a weighted average exercise price of $5.80 were outstanding.

NOTE 7. INVESTMENT IN NEW GENERATION BIOFUELS HOLDINGS, INC. (FORMERLY H2DIESEL HOLDINGS, INC.)

The Company considers its investment in New Generation Biofuels Holdings, Inc. (“New Generation Biofuels”), formerly named H2Diesel Holdings, Inc., as a variable interest in a Variable Interest Entity (“VIE”). New Generation Biofuels is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels, under an exclusive license agreement with the inventor of the biofuel. New Generation Biofuels has in turn sublicensed this technology to the Company. Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in New Generation Biofuels utilizing the equity method of accounting pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. At June 30, 2008, the Company owned 5,490,000 shares of New Generation Biofuels common stock, which represented 29.1% of the outstanding common stock of New Generation Biofuels. New Generation Biofuels is currently a development stage company that has not yet generated any revenues. In February 2008, the Company sold 180,000 shares of New Generation Biofuels common stock for net proceeds of approximately $777,000. In June 2008, the Company sold 180,000 shares of New Generation Biofuels common stock for net proceeds of approximately $1.1 million. The Company has recorded gains on the sales of New Generation Biofuels’ common stock for the three and six months ended June 30, 2008 of $1.1 million and $1.8 million, respectively. The Company is evaluating whether or not to pursue the manufacture and sale of a diesel biofuel under its exclusive license with New Generation Biofuels.

New Generation Biofuels is a development stage company with no revenues. According to its quarterly report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC, New Generation Biofuels has incurred a net loss of $16.3 million and negative cash flows from operating activities of $6.5 million since its inception. New Generation Biofuels is obligated to make periodic payments to the inventor of the biofuel. After paying $850,000 to the inventor in April 2008, New Generation Biofuels is obligated to pay an additional $1.0 million annually for the next six years beginning in March 2009. New Generation Biofuels’ annual report on Form 10-K for the year ended December 31, 2007 and its quarterly report on Form 10-Q for the quarter ended March 31, 2008 also note that New Generation Biofuels’ continued existence beyond 2008 is dependent upon several factors, including obtaining additional debt or equity financing, production of its products, developing a market for its products, and achieving certain levels of sales volume and profitability from the sale of its products and sublicenses of its technology. If New Generation Biofuels fails to make the license payments to the inventor as required, the Company could lose its entire investment in New Generation Biofuels as well as its sublicense of the technology.

The net loss and investment in New Generation Biofuels presented in the Company’s financial statements have been estimated and were provided to the Company by New Generation Biofuels. The Company has not independently verified the accuracy of the foregoing financial data of New Generation Biofuels.

NOTE 8. LEGAL PROCEEDINGS

The Company is a party to the lawsuits described below. An adverse result in these lawsuits could have a material adverse effect on the Company’s business, results of operations and financial condition. In connection with the class action lawsuit described below (and a derivative action that has been dismissed), the Company accrued $200,000 at December 31, 2006 to cover the deductible amount it is required to pay under its director and officer insurance policy for those claims. Since the inception of the class action, the Company has paid $200,000 in legal fees. At June 30, 2008, the Company had an accrued liability for approximately $517,000 in additional legal fees of which fees of $11,000 and $152,000 were expensed during the three and six months ended June 30, 2008, respectively. At June 30, 2008, the Company had a $300,000 receivable from its insurance carriers, which is the amount of legal fees the insurance carriers have agreed to pay under the tentative settlement described below.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that the Company and some of its former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) (the “Class Action”). The plaintiffs filed their amended consolidated complaint on March 23, 2007. On November 28, 2007, the defendants, including the Company, reached an agreement in principle with plaintiffs’ lead counsel to settle the Class Action. The tentative settlement agreement, which was reached during a mediation overseen by a retired United States District Court Judge, calls for the payment of $2.8 million to the plaintiffs, of which the Company will pay $400,000 and the Company’s insurance carriers will pay $2.4 million. In addition, the Company’s insurance carriers will pay $300,000 in legal costs. The settlement remains subject to District Court approval. The settlement fairness hearing is scheduled for September 15, 2008. Although the Company expects the District Court to approve the settlement agreement, the Company can give no assurance that the District Court will approve the settlement agreement as finalized by the parties or at all.

Global Energy and Management, LLC Lawsuit.  In December 2007, Global Energy and Management, LLC (“Global Energy”) filed an action in the federal court for the Southern District of New York against the Company and nine current or former officers, directors and employees, entitled Global Energy and Management v. Xethanol Corporation, et al., 07 Civ. 11049 (NRB) (S.D.N.Y.). The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of the Company and Global Energy. On March 19, 2008, Global Energy served the Company with its second amended complaint. In that complaint, based on an alleged investment of $250,000, Global Energy sought more than $10,000,000 in damages plus pre-judgment interest and costs. After the Company asked the District Court in May 2008 for leave to move to dismiss the complaint, Global Energy served the Company with its third amended complaint, seeking damages of only $250,000.  The Company moved to dismiss that complaint in June 2008, and Global Energy has opposed that motion. On July 31, 2008, the Company filed its reply papers in further support of the motion to dismiss the complaint, together with a motion for sanctions against Global Energy and its counsel for filing a complaint without valid legal or factual basis. The Company’s management has instructed counsel to vigorously represent and defend its interests in this litigation. Given the substantial reduction in damages that Global Energy is now seeking, the Company’s management believes that this lawsuit is no longer material to the Company.

NOTE 9. SUBSEQUENT EVENT

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia (File No. 2008CV154224) against the Company, its subsidiary Global Energy Systems, Inc. (“GES”), and six current officers and employees.  The six individual defendants are Romilos Papadopoulos, the Company’s Chief Operating Offer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees of GES.  The complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between the Company and JEDI and its affiliates.

The plaintiffs allege that the Company breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for its own business purposes.  The plaintiffs also allege that the Company tortuously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  Management has instructed counsel to defend the lawsuit vigorously.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our other SEC filings. See the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

Our only source of revenue has been from our sales of ethanol and related products at our corn-based Xethanol BioFuels plant in Blairstown, Iowa. As a result of the continued high prices for corn and natural gas, on May 1, 2008 we temporarily ceased production of ethanol at our Blairstown plant to reduce our operating losses. We had cash and cash equivalents of approximately $8.8 million as of June 30, 2008 and $8.0 million as of August 1, 2008.

For the six months ended June 30, 2008, net cash of $1.1 million was provided in connection with investing activities. During the first six months of 2008, we made a $500,000 convertible loan to Consus Ethanol, LLC, invested $250,000 in Carbon Motors Corporation and purchased property and equipment for $29,000. Also during the first six months of 2008, we sold 360,000 shares of the common stock of New Generation Biofuels Holdings, Inc. (formerly named H2Diesel Holdings, Inc.) for $1.9 million. We currently hold 5,490,000 shares of common stock in New Generation Biofuels, which represents approximately 29.1% of its outstanding common stock, at June 30, 2008.

During June 2008, we formed a new operating division, Global Energy Systems, Inc. (GES), which is focusing on utility energy service contracts, landfill gas to energy projects, biomass to energy and waste to energy projects. We plan to use a portion of our current cash to provide working capital for GES while we analyze options to finance projects that GES initiates. We will also use cash on hand to fund corporate overhead as well as research and development. GES generated no revenues during the six months ended June 30, 2008. We will need substantial additional capital to pursue our plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms, or at all.

We are continuing to evaluate an opportunity to build a demonstration plant for converting citrus peel waste into ethanol. The estimated cost for the two-year build-out of the demonstration plant is approximately $6 million. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant for this purpose. We are reviewing various sources of funding including government grants.

We anticipate significant capital expenditures and investments over the next 12 months and longer related to our business as described above. We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. The Company can offer no assurances regarding how long it will take to sell the facilities or the price the Company might receive. We are also evaluating whether or not to pursue the manufacture and sale of a diesel biofuel under our exclusive license with New Generation Biofuels. We currently plan to sell some of our New Generation Biofuels stock from time to time to raise capital.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Loss. We incurred a net loss of $1.5 million, or $.05 per share, for the three months ended June 30, 2008 versus a net loss of $6.6 million, or $.23 per share, for the prior year quarter. Included in the net loss for the three months ended June 30, 2008 were non-cash charges totaling $372,000 or 25% of our net loss for the quarter. Non-cash charges included:

•	$199,000 in depreciation and amortization expenses;
•	$137,000 in loss on equity of New Generation Biofuels; and
•	a $36,000 charge related to stock options for services rendered.

The decrease in net loss of $5.1 million for the three months ended June 30, 2008 as compared to the prior year quarter resulted primarily from:

•	a $2.8 decrease in impairment losses;
•	a $1.1 million increase in gain on sales of investments;
•	a $1.0 million decrease in equity compensation expenses;
•	a $289,000 decrease in general and administrative expenses; and
•	a $288,000 decrease in loss on equity of New Generation Biofuels;

partially offset by a $416,000 increase in gross loss from our Blairstown plant.

Net Sales. Net sales for the three months ended June 30, 2008 decreased to $688,000 from $3.3 million for the three months ended June 30, 2007. This decrease was due to the cessation of ethanol production at our Blairstown facility, effective May 1, 2008. During the three months ended June 30, 2008, our Blairstown facility sold 280,000 gallons of ethanol at an average price of $2.15 per gallon and generated revenue of $87,000 from the sales of by-products. Total average revenue per gallon including by-products was $2.46. During the three months ended June 30, 2007, our Blairstown plant sold 1.4 million gallons of ethanol at monthly prices ranging between $2.01 and $2.09 per gallon, with an average price of $2.06 per gallon. We generated revenue of $293,000 from the sales of by-products for the three months ended June 30, 2007.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation, and repairs and maintenance. Cost of sales for the three months ended June 30, 2008 was $1.2 million compared to $3.4 for the three months ended June 30, 2007. The decrease in cost of sales was due to the cessation of ethanol production at our Blairstown, Iowa facility, effective May 1, 2008. The average monthly cost of sales during the three months ended June 30, 2008 was $4.33 per gallon compared to $2.82 for the prior year quarter. The Blairstown facility is a refurbished plant and, as a result, lacks the energy efficiencies of newer plants. Additionally, because the plant is a smaller production facility, it cannot benefit from economies of scale available to larger plants, leading to per gallon expenses higher than those of larger plants.

Gross Loss. Gross loss for the three months ended June 30, 2008 was $523,000, or 76% of net sales versus a gross loss of $107,000, or 3% of net sales for the three months ended June 30, 2007. The increase in gross loss is principally due to the higher average cost per gallon for the three months ended June 30, 2008 compared to that of the prior year.

General and Administrative Expenses. General and administrative expenses (“G&A”) were $1,952,000 for the three months ended June 30, 2008, compared to $2,241,000 for the three months ended June 30, 2007, reflecting a decrease of $289,000, or 13%. Included in G&A for the three months ended June 30, 2008 was corporate overhead of $1.7 million, compared to corporate overhead of $1.8 million in 2007, a decrease of $141,000, or 8% compared to 2007 corporate overhead.

The primary components of 2008 corporate overhead expense were:

•	$725,000 for legal and accounting services;
•	$311,000 for payroll expenses;
•	$200,000 for consulting services; and
•	$116,000 for travel and entertainment expenses.

The decrease in corporate overhead in 2008 as compared to 2007 was primarily attributable to:

•	a $178,000 decrease in travel and entertainment expenses, which for 2007 included travel costs for new executive management assessments of our facilities; and
•	a $42,000 reduction in payroll costs.

Included in G&A are our costs for our CoastalXethanol operations, as well as costs for our Spring Hope property. The net decrease in G&A in 2008 was due in significant part to an $84,000 decrease in costs related to our CoastalXethanol operations, which resulted from the termination in September 2007 of our joint venture with Coastal Energy Development, Inc. and cost saving procedures instituted by management.

Equity Compensation. Equity compensation for the three months ended June 30, 2008 was $36,000 compared to $1.0 million for the three months ended June 30, 2007. The overall decrease in equity compensation reflects:

•
$19,000 in compensation expense for the three months ended June 30, 2008 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, which represents a decrease of $162,000 from $181,000 in the prior year quarter;

•
$17,000 in compensation expense for the three months ended June 30, 2008 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, which represents a decrease of $667,000 from $684,000 in the prior year quarter; and

•	no compensation expense related to warrants issued for the three months ended June 30, 2008, a decrease of $168,000 from the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2008 was $18,000 compared to $18,000 for the prior year quarter, representing no change.

Impairment Loss – Property Held for Development.  At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development.

Research and Development. There was $105,000 in research and development expenses for the three months ended June 30, 2008, representing a decrease of $88,000 from the prior year’s quarter. Currently, our research and development expense relates to the amortization of our research agreements and payments under consulting arrangements. We have fully satisfied all financial obligations due to National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center under existing research agreements. Currently, we are continuing our relationships with some of these institutions based extensions of the agreements obtained at no additional cost. We are continuing to evaluate other agreements that are scheduled to expire during the second six months of 2008.

Interest Income. Interest income for the three months ended June 30, 2008 was $60,000, representing a decrease of $170,000 from $230,000 for the three months ended June 30, 2007. This decrease is primarily due to the decrease in our average cash and cash equivalents balances compared to the prior year quarter.

Interest Expense. Interest expense was $15,000 for the three months ended June 30, 2008, unchanged from $15,000 for the three months ended June 30, 2007.

Gain on Sale of Grain Inventory. We recorded a gain of $141,000 on the sale of grain inventory during the three months ended June 30, 2008. We had no sales of grain inventory in the prior year quarter.

Gain on Sale of Investment in New Generation Biofuels. We recorded a gain of $1.1 million on the sale of 180,000 shares of the common stock of New Generation Biofuels during the three months ended June 30, 2008. We had no sales of marketable securities or investments in the prior year quarter.

Loss on Equity of New Generation Biofuels. We recorded a loss on equity of New Generation Biofuels of $137,000 for the three months ended June 30, 2008, compared to a loss on equity of New Generation Biofuels of $425,000 for the three months ended June 30, 2007. This loss represents our portion of New Generation Biofuels’ net losses, based on the equity method of accounting for the three month periods ended June 30, 2008 and June 30, 2007, respectively.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Loss. We incurred a net loss of $3.5 million for the six months ended June 30, 2008 versus a net loss of $12.2 million for the prior year. Included in the net loss for the six months ended June 30, 2008 were non-cash charges totaling $774,000 or 22% of our net loss for the six months. Non-cash charges included:

•	a $417,000 loss on equity of New Generation Biofuels;
•	$397,000 in depreciation and amortization expenses; and
•	a $174,000 charge related to stock options and warrants for services rendered.

The decrease in net loss of $8.7 million for the six months ended June 30, 2008 as compared to the prior year six months resulted primarily from:

•	a $2.8 million decrease in impairment losses;
•	a $2.4 million decrease in equity compensation expenses;
•	a $1.8 million increase in gain on sales of investments;
•	a $1.3 million decrease in general and administrative expenses;
•	a $634,000 decrease in loss on equity of New Generation Biofuels; and
•	a $295,000 decrease in research and development expenses;

partially offset by a $502,000 increase in gross loss from our Blairstown plant.

Net Sales. Net sales for the six months ended June 30, 2008 decreased to $3.7 million from $5.7 million for the six months ended June 30, 2007. This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown facility. During the six months ended June 30, 2008, our Blairstown facility sold 1.7 million gallons of ethanol at monthly prices ranging between $1.89 and $2.15 per gallon at an average price of $1.98 per gallon and generated revenue of $404,000 from the sales of by-products. Total average revenue per gallon including by-products was $2.22. During the six months ended June 30, 2007, the Blairstown plant sold 2.6 million gallons of ethanol at monthly prices ranging between $1.84 and $2.09 per gallon with an average price of $1.99 per gallon and generated revenue of $503,000 from the sales of by-products.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation, and repairs and maintenance. Cost of sales for the six months ended June 30, 2008 was $4.8 million compared to $6.3 for the six months ended June 30, 2007. The decrease in cost of sales was due to the May 1, 2008 cessation of ethanol production at our Blairstown facility. The average monthly cost of sales during the six months ended June 30, 2008 was $2.86 per gallon compared to $2.40 for the prior year six months.

Gross Loss. Gross loss for the six months ended June 30, 2008 was $1.1 million, or 29% of net sales, versus a gross loss of $569,000, or 10% of net sales, for the six months ended June 30, 2007. The increase in gross loss is principally due to the higher average cost per gallon for the six months ended June 30, 2008 compared to that of the prior year.

General and Administrative Expenses. General and administrative expenses (“G&A”) were $3.7 million for the six months ended June 30, 2008, compared to $5.0 million for the six months ended June 30, 2007, reflecting a decrease of $1.3 million, or 26%. Included in G&A for the six months ended June 30, 2008 was corporate overhead of $3.2 million, compared to corporate overhead of $3.8 million in 2007, a decrease of $663,000, or 17% compared to 2007 corporate overhead.

The primary components of 2008 corporate overhead expense were:

•	$1.2 million for legal and accounting services;
•	$609,000 for payroll expenses;
•	$442,000 for consulting services; and
•	$236,000 for travel and entertainment expenses.

The decrease in corporate overhead in 2008 as compared to 2007 was primarily attributable to:

•	a $454,000 decrease in travel and entertainment expenses, which for 2007 included travel costs for new executive management assessments of our facilities;
•	a $131,000 decrease in accounting, legal and professional fees, due primarily to the higher costs incurred in 2007 related to our Form SB-2 registration statement; and
•	a $87,000 reduction in payroll costs due to a reduction in the number of employees instituted by management.

Included in G&A are our costs for our CoastalXethanol operations, as well as costs for our Spring Hope property. The net decrease in G&A in 2008 was due in significant part to a $485,000 decrease in costs related to our CoastalXethanol operations, which resulted from the termination in September 2007 of our joint venture with Coastal Energy Development, Inc. and cost saving procedures instituted by management.

Equity Compensation. Equity compensation for the six months ended June 30, 2008 was $174,000 compared to $2.6 million for the six months ended June 30, 2007. The overall decrease in equity compensation reflects:

•
$105,000 in compensation expense for the six months ended June 30, 2008 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, which represents a decrease of $1.5 million from $1.6 million in the prior year six months;

•
$69,000 in compensation expense for the six months ended June 30, 2008 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, which represents a decrease of $539,000 from $608,000 in the prior year six months; and

•	no compensation expense related to warrants issued for the six months ended June 30, 2008, a decrease of $421,000 from the prior year six months.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2008 was $37,000 compared to $35,000 for the prior year six months, representing a slight increase of $2,000.

Impairment Loss – Property Held for Development.  At June 30, 2007, we recorded a $2.8 million impairment loss on property held for development.

Research and Development. We incurred $170,000 in research and development expenses for the six months ended June 30, 2008, representing a decrease of $295,000 from the prior year’s six months. Our research and development expense relates to the amortization of our research agreements and payments under consulting arrangements. We have fully satisfied all financial obligations due to National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center under existing research agreements. Currently, we are continuing our relationships with some of these institutions based extensions of the agreements obtained at no additional cost. We are continuing to evaluate other agreements that are scheduled to expire during the second six months of 2008.

Interest Income. Interest income for the six months ended June 30, 2008 was $132,000, representing a decrease of $238,000 from $370,000 for the six months ended June 30, 2007. This decrease is primarily due to the decrease in our average cash and cash equivalents balances compared to the prior year six months.

Interest Expense. Interest expense was $29,000 for the six months ended June 30, 2008, unchanged from $29,000 for the six months ended June 30, 2007.

Gain on Sale of Grain Inventory. We recorded a gain of $141,000 on the sale of grain inventory during the six months ended June 30, 2008. We had no sales of grain inventory in the prior year period.

Gain on Sale of Investment in New Generation Biofuels. We recorded a gain of $1.8 million on the sale of 360,000 shares of the common stock of New Generation Biofuels during the six months ended June 30, 2008. We had no sales of marketable securities or investments in the prior year six months.

Loss on Equity of New Generation Biofuels. We recorded a loss on equity of New Generation Biofuels of $417,000 for the six months ended June 30, 2008, compared to a loss on equity of New Generation Biofuels of $1.1 million for the six months ended June 30, 2007. This loss represents our portion of New Generation Biofuels’ net losses, based on the equity method of accounting for the six month periods ended June 30, 2008 and June 30, 2007, respectively.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $8.8 million. Our working capital as of June 30, 2008 was $7.6 million, representing a decrease in working capital of $3.2 million compared to working capital of $10.8 million at December 31, 2007. As of June 30, 2008, we had outstanding debt instruments totaling $297,000.

During the six months ended June 30, 2008, we used net cash of $4.6 million for operating activities. Net cash provided by investing activities was $1.1 million, consisting of $1.9 million provided by the sale of our 360,000 of our shares of common stock in New Generation Biofuels, offset by $750,000 used for investments and $29,000 for property and equipment. During the six months ended June 30, 2008, we made $8,000 in payments under a note payable and $4,000 in capitalized lease payments.

In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We agreed to pay $600,000 to our joint venture partner over the next ten years. We are continuing to evaluate an opportunity to build a demonstration plant for converting citrus peel waste into ethanol. The estimated cost for the two-year build-out of the demonstration plant is approximately $6 million. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant for this purpose. We are reviewing various sources of funding including government grants.

In addition, we are evaluating whether or not to pursue the manufacture and sale of a diesel biofuel under our exclusive license with New Generation Biofuels.

We will need substantial additional capital to fund the business of GES, build the demonstration plant and fund any other growth opportunities we pursue. Our primary sources of capital are as follows:

•	We have cash and cash equivalents of $8.0 million on hand as of August 1, 2008.

•
We hold 5,490,000 shares of New Generation Biofuels common stock. New Generation Biofuels common stock has recently traded at over $4.00 per share on the American Stock Exchange. Given that we own more than 29% of the outstanding shares of New Generation Biofuels, we have relied on SEC Rule 144 in selling 360,000 shares of New Generation Biofuels common stock in 2008. Under that rule, the volume of our sales of shares of New Generation Biofuels common stock is limited to 1% of the outstanding common shares of New Generation Biofuels every 90 days. We expect to continue to sell shares of New Generation Biofuels common stock under Rule 144 in the future, and we may seek to sell a larger block of our New Generation Biofuels shares in some other manner at a substantial discount to the market price. We can offer no assurances that we will be able to continue to sell shares of New Generation Biofuels common stock under Rule 144 or otherwise.

•
We have reevaluated our Augusta and Spring Hope facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. We can offer no assurances regarding the proceeds of the sale of one or both of those properties or the timing of any such sale or sales.

We may also seek to raise capital through additional equity offerings, debt financing, bond financing or a combination of these methods.

To conserve our cash and cash equivalents, we have taken or expect to take several actions:

•	We have downsized our operations by terminating personnel and electing not to renew certain consulting agreements. We estimate that these measures will save us approximately $220,000 annually.

•	If we are successful in selling our Augusta facility, we estimate that we would reduce our annual overhead by approximately $600,000.

•	If we are successful in selling our Spring Hope facility, we estimate that we would reduce our annual overhead by approximately $250,000.

•
We have indefinitely deferred construction of a new Blairstown ethanol plant as a result of the changing ethanol market, continued high prices for corn and our inability to arrange debt or equity financing for the project.

•	We expect to vacate our New York office effective August 31, 2008, which will save us approximately $250,000 annually.

•	As a result of the continued high prices for corn and natural gas, on May 1, 2008 we temporarily ceased production of ethanol at our Blairstown plant.

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

As of June 30, 2008, our carrying value of our investment in New Generation Biofuels was $201,000 in accordance with APB No. 18. During the first six months of 2008, we sold 360,000 shares of New Generation Biofuels’ common stock under SEC Rule 144 for a net aggregate sales price of $1.9 million. As of June 30, 2008, we own 5,490,000 shares of New Generation Biofuels common stock, which represented approximately 29.1% of the common stock then outstanding.

Our remaining $486,000 of intangible assets at June 30, 2008 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). The research agreement ($260,000, net of amortization) is currently being amortized over its three-year term. The license agreement ($226,000, net of amortization) is currently being amortized over its 20-year life.

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

Item 4T. Controls and Procedures.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to the lawsuits described below. An adverse result in these lawsuits could have a material adverse effect on our business, results of operations and financial condition. In connection with the class action lawsuit described below (and a derivative action that has been dismissed), we accrued $200,000 at December 31, 2006 to cover the deductible amount we are required to pay under our director and officer liability insurance policy for those claims. Through June 30, 2008, we have paid $200,000 in legal fees, have accrued a liability for the approximately $517,000 in additional legal fees and have recorded a $300,000 receivable from our insurance carriers, which is the amount of legal fees the insurance carriers have agreed to pay under the tentative settlement described below. Legal fees of $11,000 and $152,000 were expensed during the three and six months ended June 30, 2008, respectively.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleges, among other things, that Xethanol and some of its former officers and directors made materially false and misleading statements regarding the Xethanol’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants are Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs seek, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which have been consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.) (the “Class Action”). The plaintiffs filed their amended consolidated complaint on March 23, 2007. On November 28, 2007, the defendants, including Xethanol Corporation, reached an agreement in principle with plaintiffs’ lead counsel to settle the Class Action. The tentative settlement agreement, which was reached during a mediation overseen by a retired United States District Court Judge, calls for the payment of $2.8 million to the plaintiffs, of which we paid $400,000 and our insurance carriers will pay $2.4 million. In addition, our insurance carriers will pay $300,000 in legal costs. The settlement remains subject to District Court approval. The settlement fairness hearing is scheduled for September 15, 2008. Although we expect the District Court to approve the settlement agreement, we can give no assurance that the District Court will approve the settlement agreement as finalized by the parties or at all.

Global Energy and Management, LLC Lawsuit.  In December 2007, Global Energy and Management, LLC (“Global Energy”) filed an action in the federal court for the Southern District of New York against Xethanol and nine current or former officers, directors and employees, entitled Global Energy and Management v. Xethanol Corporation, et al., 07 Civ. 11049 (NRB) (S.D.N.Y.). The lawsuit alleges fraud by the defendants in connection with Global Energy’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of Xethanol and Global Energy. On March 19, 2008, Global Energy served Xethanol with its second amended complaint. In that complaint, based on an alleged investment of $250,000, Global Energy sought more than $10,000,000 in damages plus pre-judgment interest and costs. After Xethanol asked the District Court in May 2008 for leave to move to dismiss the complaint, Global Energy served Xethanol with its third amended complaint, seeking damages of only $250,000.  Xethanol moved to dismiss that complaint in June 2008, and Global Energy has opposed that motion. On July 31, 2008, Xethanol filed its reply papers in further support of the motion to dismiss the complaint, together with a motion for sanctions against Global Energy and its counsel for filing a complaint without valid legal or factual basis. Xethanol’s management has instructed counsel to vigorously represent and defend Xethanol’s interests in this litigation. Given the substantial reduction in damages that Global Energy is now seeking, Xethanol’s management believes that this lawsuit is no longer material to Xethanol.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia (File No. 2008CV154224) against Xethanol, our subsidiary Global Energy Systems, Inc. (“GES”), and six current officers and employees.  The six individual defendants are Romilos Papadopoulos, our Chief Operating Offer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees.  The complaint alleges, among other things, that we breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between Xethanol and JEDI and its affiliates.  The plaintiffs allege that we breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for our own business purposes.  The complaint also alleges that we tortuously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets. The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million. Management has instructed counsel to defend the lawsuit vigorously.

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

None.

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

XETHANOL CORPORATION

Date: August 13, 2008	By:	/s/ David Ames
David Ames President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	By:	/s/ Romilos Papadopoulos
Romilos Papadopoulos Chief Financial Officer (Principal Financial Officer)