Form 10-Q
period 2008-09-30
Global Energy Holdings Group, Inc.
filed 2008-11-14
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-32918

GLOBAL ENERGY HOLDINGS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1169517
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3348 Peachtree Road NE Tower Place Building 200, Suite 250 Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

(404) 814-2500
(Registrant’s Telephone Number, Including Area Code)

Xethanol Corporation
(Former Name, Former Address and Formal Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on November 13, 2008 was 29,070,103.

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

The words “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the Notes to our unaudited consolidated financial statements included in this report and in Item 2 of this report. Some of the forward-looking statements relate to our intent, belief or expectation regarding our strategies and plans, including the following:

•	development of an alternative and renewable energy division and a demonstration plant in Florida for converting citrus peel waste into ethanol;
•	our investments in strategically relevant, early stage energy companies;
•	our investment in and exclusive license with New Generation Biofuels Holdings, Inc.;
•	the current unavailability of a substantial portion of our working capital due to the inability of The Reserve U.S. Government Fund to process our redemption requests;
•	the possible sale of one or more of our properties; and
•	the ways we may finance our future development and investment activities.

Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.

These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of some of the important factors that may affect actual outcomes.

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

PART I - Financial Information

Item 1. Financial Statements.

Global Energy Holdings Group, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,403	$12,322
Short-term marketable securities	3,153	-
Receivables	-	564
Inventories	113	294
Other current assets	755	879
Total current assets	7,424	14,059

Property and equipment, net	3,963	4,316
Property held for development	-	554
Property previously held for development	5,416	5,416
Investment in and advances to New Generation Biofuels Holdings, Inc.	-	647
Research and license agreements, net of amortization of $409 in 2007	-	623
Other assets	1,169	403
TOTAL ASSETS	$17,972	$26,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,184	$3,221
Total current liabilities	2,184	3,221

Note payable	283	295
Minority interest	116	116
Capitalized lease obligation	8	14
Total liabilities	2,591	3,646

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,609,103 shares issued and outstanding in 2008 and 2007, respectively	29	29
Additional paid-in-capital	89,277	89,171
Accumulated deficit	(73,925)	(66,828)
Total stockholders' equity	15,381	22,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,972	$26,018

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$21	$2,744	$3,721	$8,432
Cost of sales, including depreciation of $346 and $338 for nine months ended September 30, 2008 and 2007 and $116 and $113 for three months ended September 30, 2008 and 2007	306	3,255	5,077	9,512
Gross loss	(285)	(511)	(1,356)	(1,080)

Operating expenses:
General and administrative expenses	2,505	2,245	6,197	7,220
Equity compensation	(68)	761	106	3,353
Depreciation and amortization	18	24	55	59
Impairment losses on property held for development and research and license agreements	972	522	972	3,356
Research and development	65	214	235	678
Total operating expenses	3,492	3,766	7,565	14,666

Loss from operations before other income (expense)	(3,777)	(4,277)	(8,921)	(15,746)

Other income (expense):
Interest income	38	250	170	619
Interest expense	(12)	(14)	(40)	(42)
Loss on marketable securities	-	(1,589)	-	(1,589)
Gain on sale of grain inventory	177	-	318	-
Gain on sale of stock in New Generation Biofuels Holdings, Inc.	154	-	1,978	-
Loss on equity of New Generation Biofuels Holdings, Inc.	(201)	(265)	(618)	(1,316)
Other income	15	1	16	5
Total other income (expense)	171	(1,617)	1,824	(2,323)

Net loss	$(3,606)	$(5,894)	$(7,097)	$(18,069)

Basic and diluted net loss per share	$(0.13)	$(0.21)	$(0.25)	$(0.63)

Weighted average number of shares outstanding	28,609,103	28,609,103	28,609,103	28,587,465

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statement of Stockholders' Equity
(Unaudited)
(in thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Total
Balance at December 31, 2007	28,609	$29	$89,171	$(66,828)	$22,372
Options granted under 2005
Incentive Compensation Plan	-	-	106	-	106
Net loss	-	-	-	(7,097)	(7,097)
Balance at September 30. 2008	28,609	$29	$89,277	$(73,925)	$15,381

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(7,097)	$(18,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	596	593
Issuance of common stock, stock options and warrants for services rendered	106	3,353
Gain on sale of Stock in New Generation Biofuels Holdings, Inc.	(1,978)	-
Loss on marketable securities	-	1,589
Loss on equity of New Generation Biofuels Holdings, Inc.	618	1,316
Impairment losses on property held for development and research and license agreements	972	3,356
Changes in operating assets and liabilities:
Receivables	564	(30)
Inventories	181	43
Other assets and liabilities	264	191
Accounts payable and accrued expenses	(1,037)	434
Accounts payable-related parties	-	(301)
Net cash used in operating activities	(6,811)	(7,525)

Cash flows from investing activities
Purchase of property and equipment	(40)	(1,511)
Purchase of property held for development	-	(328)
Investment in Carbon Motors Corp.	(250)	-
Investment in note receivable Consus Ethanol, LLC	(500)	-
Investment in marketable securities	-	(38,100)
Redemption of marketable securities	-	36,510
Reclassification from cash and cash equivalents to short-term marketable securities	(3,153)	-
Cash received from sales of investment in New Generation Biofuels Holdings, Inc.	1,853	-
Net cash used in investing activities	(2,090)	(3,429)

Cash flows from financing activities
Cash received for common stock	-	224
Payment of note payable	(12)	(11)
Payment of capitalized lease obligation	(6)	(7)
Net cash (used in) provided by financing activities	(18)	206

Net decrease in cash and cash equivalents	(8,919)	(10,748)
Cash and cash equivalents - beginning of period	12,322	24,183
Cash and cash equivalents - end of period	$3,403	$13,435

Supplemental Disclosures
Interest paid	$40	$42
Income taxes paid	23	112

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Global Energy Holdings Group, Inc. (the “Company”), formerly named Xethanol Corporation, is a diversified renewable energy company based in Atlanta, Georgia, with two divisions. Global Energy Systems, Inc. is developing renewable energy projects, including biomass gasification and landfill-gas-to-energy projects. Global Energy Systems also is coordinating and implementing utility energy service projects, such as cogeneration and heat recovery, for organizations that include government agencies and the U.S. military. Global Energy Ventures invests in strategically relevant, early stage energy companies. The Company will need substantial additional capital to pursue its plans, and given the current economic climate, the Company can give no assurance that it will be able to raise the additional capital it needs on commercially acceptable terms, or at all.

The Company’s properties or investments currently include: a former pharmaceutical plant in Augusta, Georgia and a former fiberboard manufacturing facility in Spring Hope, North Carolina, both of which the Company is seeking to sell; a plant in Blairstown, Iowa that until May 1, 2008 produced ethanol from corn; a demonstration plant in Florida for converting citrus peel waste into ethanol that is in the development phase; bioseparation and bio-fermentation technologies, along with strategic relationships with government and university research labs; and minority investments in other renewable energy or clean tech businesses. The Company’s only source of revenue has been from its sales of ethanol and related products at its Blairstown corn-based plant. As a result of the continued high prices for corn and natural gas, the Company indefinitely ceased production of ethanol at the Blairstown plant on May 1, 2008 to reduce its operating losses.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2007 is derived from audited financial statements. Certain prior period research and development amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares issued for services or in connection with acquisitions and the valuation of investments, property and equipment and intangibles and their estimated useful lives. The Company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Cash, Cash Equivalents and Short-term Marketable Securities

The Company’s cash and cash equivalents include cash on hand and on deposit, including money market accounts and funds that invest in debt instruments of the U.S. government and its agencies. All investments with stated maturities of three months or less from the date of purchase are classified as cash equivalents.

Approximately $5,391,000 of the Company’s cash as of September 30, 2008 was held in The Reserve U.S. Government Fund (a money market fund), which was unable to process redemption requests from September 2008 until November 13, 2008. The Reserve announced on November 13, 2008 that it had begun the initial distribution of $4.5 billion, or approximately 40% of the total assets of the fund, to shareholders on a pro rata basis. The Reserve further stated that approximately $6 billion in total assets remain in the fund, and that it would “make additional distributions as more cash becomes available either through sales at amortized cost (no loss being realized) or maturity.” The Company received its initial pro rata distribution of $2,238,000 on November 14, 2008. Further, the Company expects to be able to access the remaining $3,153,000 of its funds at no loss in the relatively near future, but the Company can provide no assurances in that regard. The Company has reclassified $3,153,000 of its assets in the fund from cash and cash equivalents to short-term marketable securities on the consolidated balance sheets at September 30, 2008 because the investment in the fund no longer meets the definition of a cash equivalent. In addition, the Company reflected the effect of that reclassification on the consolidated statements of cash flows for the three months ended September 30, 2008 as reclassification from cash equivalents to short-term marketable securities.

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

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted loss per share, as their effect would have been anti-dilutive. The anti-dilutive securities are as follows (in thousands):

	Balance at September 30,
	2008	2007
Employee stock options	5,320	5,245
Series A Warrants	2,124	2,124
Series B Warrants	759	759
Other Warrants	1,213	1,342
	9,416	9,470

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in GAAP and expands certain disclosures about fair value investments. SFAS 157 became effective for financial assets and liabilities on January 1, 2008. This standard has not materially affected how the Company determines fair value during 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The Company is evaluating whether this standard will affect the Company’s determination of fair value in 2009.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact the Company’s future financial results to the extent that the Company makes significant acquisitions, as related acquisition costs will be expensed as incurred, compared to the Company’s current practice of capitalizing those costs and amortizing them over the estimated useful life of the assets acquired.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective on November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material impact on its financial position, results of operations or cash flows.

NOTE 2. INVENTORIES

Raw materials are carried at average cost. Work in process is based on the amount of average product costs currently in the production pipeline. Finished goods are carried at the lower of cost using the average cost method or market.

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$93	$85
Work in process	-	109
Finished goods	20	100
	$113	$294

NOTE 3. PROPERTY AND EQUIPMENT, PROPERTY HELD FOR DEVELOPMENT, PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT AND INTANGIBLE ASSETS

Property and equipment at the Company’s plant in Blairstown, Iowa, consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$28	$28
Buildings	732	732
Machinery and equipment	3,912	3,906
Land improvements	569	569
	5,241	5,235
Less accumulated depreciation and amortization	1,472	1,125
	$3,769	$4,110

Property and equipment at the Company’s corporate office consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Furniture and fixtures	$293	$259
Less accumulated depreciation and amortization	99	53
	$194	$206

Property held for development consists of the following fixed assets (in thousands):

	September 30, 2008	December 31, 2007
Machinery and equipment	$0	$554

Property held for development consisted of machinery and equipment purchased in connection with the proposed demonstration plant in Bartow, Florida. The Company recorded an impairment charge of $554,000 on these assets at September 30, 2008.

Property previously held for development consists of the following fixed assets (in thousands):

	September 30, 2008	December 31, 2007
Land	$1,709	$1,709
Buildings	1,817	1,817
Machinery and equipment	1,890	1,890
	$5,416	$5,416

The Company has reevaluated its facility in Augusta, Georgia and has decided that the facility does not fit within its long-term corporate strategy. The Company’s board of directors has decided to seek a buyer for the facility. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at September 30, 2008 and at December 31, 2007, after an impairment charge of $2.1 million in 2007, is $3.5 million.

The Company has reevaluated its facility in Spring Hope, North Carolina and has determined that the facility does not fit within its long-term corporate strategy. The Company’s board of directors has decided to seek a buyer for the facility. Before the Company sells the property (or as a term of its sale), the Company expects that it will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property. The Company has accrued $500,000 to settle claims and $450,000 for environmental clean-up at September 30, 2008 and December 31, 2007. The Company has not completed an environmental study or remediation. These estimates may require adjustment. The Company can offer no assurances regarding how long it would take to sell the facility or the price the Company might receive. The carrying value of this property at September 30, 2008 and December 31, 2007, after an impairment charge of $7.0 million in 2007, is $856,000.

The Company has determined to defer indefinitely its expansion project at its second ethanol site at Blairstown and is currently evaluating several alternatives in which to dispose of or use the property. The carrying value of this property at September 30, 2008 and December 31, 2007, after an impairment charge of $2.6 million in 2007, is $1,060,000.

The Company recorded an impairment charge of $418,000 on its intangible assets at September 30, 2008.

NOTE 4. OTHER INVESTMENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a development stage American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel. For its investment, the Company received a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of five years. This amount is included in other assets in the consolidated balance sheet at September 30, 2008.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC of Pittsburgh, Pennsylvania, a development stage company, pursuant to a convertible promissory note. Consus Ethanol has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants. Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant. The note bears interest at the rate of 10% per annum and had an initial term of six months. During July 2008, the Company and Consus agreed to extend the note an additional six months through December 31, 2008. The Company may also convert the outstanding principal and accrued interest to shares of common stock by providing 30 days written notice to Consus before the maturity date or in the event Consus proposes to enter into certain transactions. The Company recorded interest income of $13,000 and $36,000 on the note for the three and nine months ended September 30, 2008. Northeast Securities, Inc. is a financial advisor to Consus Ethanol; the chairman of the Company’s board of directors was also vice chairman of Northeast Securities until September 2008. The Company’s investment in Consus is included in other assets in the consolidated balance sheet at September 30, 2008.

NOTE 5. INCENTIVE COMPENSATION PLAN

The Company’s 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property. On February 12, 2008, at the conclusion of the Company’s annual meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000, which covered all of the options previously granted subject to stockholder approval. Persons eligible to receive awards under the Plan are the officers, directors, employees and consultants to the Company and its subsidiaries. As of September 30, 2008, 317,070 shares of common stock and stock options to purchase 5,320,000 shares of common stock were outstanding under the Plan, and a total of 862,930 shares were available for future awards under the Plan.

No options were granted during the three months ended September 30, 2008. Options to purchase 150,000 shares of common stock expired during the three and nine months ended September 30, 2008. During the nine months ended September 30, 2008, options to purchase 275,000 shares of common stock were granted to directors. An option to purchase 50,000 shares of common stock was forfeited during the nine months ended September 30, 2008. The Company recorded net compensation expense for outstanding stock options of $349,000 and $523,000 for the three and nine months ended September 30, 2008, respectively.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Exercise price	-	-	$0.42	$2.70
Risk-free interest rate	-	-	2.36%	4.84%
Expected life of options	-	-	10.00	9.73
Expected dividend yield	-	-	0%	0%
Expected volatility	-	-	55.0%	55.0%

NOTE 6. WARRANTS

The Company issued no warrants during the three and nine months ended September 30, 2008. The Company recorded no compensation expense for outstanding warrants for the three and nine months ended September 30, 2008. Warrants to purchase 0 and 35,312 shares of common stock expired during the three and nine months ended September 30, 2008, respectively. At September 30, 2008, warrants to purchase 4,095,834 shares of common stock were outstanding with a weighted average exercise price of $5.80.

NOTE 7. INVESTMENT IN NEW GENERATION BIOFUELS HOLDINGS, INC. (FORMERLY H2DIESEL HOLDINGS, INC.)

The Company considers its investment in New Generation Biofuels Holdings, Inc. (“New Generation Biofuels”), formerly named H2Diesel Holdings, Inc., as a variable interest in a variable interest entity (“VIE”). New Generation Biofuels is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels under an exclusive license agreement with the inventor of the biofuel. New Generation Biofuels has in turn sublicensed this technology to the Company. Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in New Generation Biofuels utilizing the equity method of accounting pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. At September 30, 2008, the Company owned 5,453,000 shares of New Generation Biofuels common stock, which represented 28.9% of the outstanding common stock of New Generation Biofuels. New Generation Biofuels is currently a development stage company that has not yet generated any revenues. In February 2008, the Company sold 180,000 shares of New Generation Biofuels common stock for net proceeds of approximately $777,000. In June 2008, the Company sold 180,000 shares of New Generation Biofuels common stock for net proceeds of approximately $1.1 million. In September 2008, the Company sold 37,000 shares for net proceeds of $154,000. The Company has recorded gains on the sales of New Generation Biofuels’ common stock for the three and nine months ended September 30, 2008 of $154,000 and $2.0 million, respectively. The Company is evaluating whether or not to pursue the manufacture and sale of a diesel biofuel under its exclusive license with New Generation Biofuels.

New Generation Biofuels is a development stage company with no revenues. According to its quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC: New Generation Biofuels has incurred a net loss of $21.4 million and negative cash flows from operating activities of $9.8 million since its inception. New Generation Biofuels is obligated to pay $6 million to the inventor of the biofuel, of which $1 million is due in February 2009. These matters raise substantial doubt about New Generation Biofuels’ ability to continue as a going concern. New Generation Biofuels’ continued existence beyond 2008 is dependent upon several factors, including obtaining additional debt or equity financing, producing biofuel, developing a market for its biofuel, and achieving certain levels of sales volume and profitability from the sale of its biofuel and sublicenses of its technology. If New Generation Biofuels fails to make the license payments to the inventor as required, the Company could lose its entire investment in New Generation Biofuels as well as its sublicense of the technology.

NOTE 8. LEGAL PROCEEDINGS

The Company is a party to the Jacoby Energy Development lawsuit as described below. The class action lawsuit described below was settled on October 6, 2008. An adverse result in the Jacoby Energy Development lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of the Company’s common stock during the period January 31, 2006 through August 8, 2006. The complaint alleged, among other things, that the Company and some of its former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants were Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs sought, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees.

Six nearly identical class action complaints were thereafter filed in the same court, all of which were later consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.). The plaintiffs filed their amended consolidated complaint on March 23, 2007. On November 28, 2007, the defendants, including the Company, reached an agreement in principle with the plaintiffs’ lead counsel to settle the class action. On October 6, 2008, the District Court Judge dismissed the class action with prejudice. In connection with the settlement, the plaintiffs received $2.8 million, of which the Company paid $400,000 and the Company’s insurance carriers paid $2.4 million. In addition, the Company’s insurance carriers paid $300,000 in legal costs.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia (File No. 2008CV154224) against the Company, its subsidiary Global Energy Systems, Inc. (“GES”), and six current officers and employees.  The six individual defendants are Romilos Papadopoulos, the Company’s Chief Operating Offer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees of GES.  The complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between the Company and JEDI and its affiliates.  The plaintiffs allege that the Company breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for its own business purposes.  The plaintiffs also allege that the Company tortuously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million. The parties agreed to suspend the litigation while they attempt to come to a business resolution of the issues. On October 17, 2008, at the request of the parties, the Superior Court entered a consent order to stay further proceedings in the litigation until November 14, 2008 and, if the parties do not settle the case by that date, to extend the time within which the defendants are required to file an answer and respond to discovery until November 21, 2008 and December 5, 2008, respectively. As of the date of this report, the parties have not yet reached a settlement agreement but are continuing their discussions.

NOTE 9. CONTINGENCIES

The Company has entered into several letters of intent for energy-related projects under which it has paid a total of $650,000 in good faith deposits that it may lose if the Company does not acquire the projects as planned. The projects require the Company to obtain debt and equity financing, which is difficult in the current credit and business environment.

NOTE 10. SUBSEQUENT EVENTS

Compensation Awards

In October 2008, the compensation committee of the Company’s board of directors adopted several compensation arrangements for the Company’s current executive officers, who are:

Name	Title

David Ames	Chief Executive Officer and President

Romilos Papadopoulos	Chief Financial Officer, Chief Operating Officer, Executive Vice President and Secretary

Michael Ellis	President of Global Energy Systems, Inc.

On October 7, 2008, the compensation committee approved an increase in annual salary for Mr. Ames from $1 to $350,000, effective October 1, 2008, and awarded a $150,000 cash bonus for his past service. The Company has accrued this bonus at September 30, 2008.

On October 9, 2008, the compensation committee granted to the Company’s executive officers and other key members of management shares of restricted stock and non-qualified stock options under the Company’s 2005

Incentive Compensation Plan. In connection with the grants of shares of restricted stock and stock options under the Plan, the Company entered into a restricted stock agreement and a stock option agreement with each of the recipients. The committee granted to our executive officers a total of 305,000 shares of restricted stock and options to purchase a total of 555,000 shares at a purchase price per share equal to the closing price of the common stock on the American Stock Exchange on the date of grant (which was $0.19 per share), as detailed in the following table. In total, the committee granted to officers and employees a total of 461,000 shares of restricted stock and options to purchase a total of 839,000 shares at a purchase price of $0.19 per share. Under the terms of the respective agreements, the restricted stock and the stock options have a 7-year term and will vest or expire or be forfeited at earlier dates based on the Company’s stock price as explained in more detail below.

Name	Restricted Stock	Options	Totals

David Ames	130,000	240,000	370,000

Romilos Papadopoulos	95,000	175,000	270,000

Michael Ellis	80,000	140,000	220,000

Totals	305,000	555,000	860,000

Under the terms of the respective agreements, all unvested shares of the restricted stock will be forfeited immediately if the recipient’s employment is terminated for any reason, and all unexercised stock options will be terminated immediately if the recipient’s employment is terminated for “Cause.” “Cause” means (1) the failure by the officer to perform, in a reasonable manner, his or her duties as assigned by us, (2) any violation or breach by the officer of his or her employment, consulting or other similar agreement with us, if any, (3) any violation or breach by the officer of any non-competition, non-solicitation, non-disclosure and/or other similar agreement with the us, (4) any act by the officer of dishonesty or bad faith with respect to us, (5) use of alcohol, drugs or other similar substances in a manner that adversely affects the officer’s work performance, or (6) the commission by the officer of any act, misdemeanor, or crime reflecting unfavorably upon the officer or us. If the recipient’s employment is terminated for any other reason (including retirement and disability), all vested but unexercised stock options will expire 90 days after the termination or longer, as described in the option agreement. In addition, each restricted stock and stock option award will vest as to the number of shares specified below upon satisfaction of the vesting conditions, subject to earlier forfeiture or termination as described below:

•
One-half of the restricted stock and the stock option will vest if the closing price of the Company’s common stock as reported on the NYSE Alternext US equals or exceeds $1.50 per share for ten consecutive trading days (the “Initial Threshold Price”) on or before October 9, 2011; provided that if the Initial Threshold Price is not achieved on or before October 9, 2011, all of the restricted stock and the stock option shall be forfeited and terminated.

•
If and only if the Initial Threshold Price is achieved on or before October 9, 2011, an additional one-fourth of the restricted stock and the stock option will vest if the closing price of the Company’s common stock as reported on the NYSE Alternext US equals or exceeds $2.00 per share for ten consecutive trading days on or before October 9, 2015.

•
If and only if the Initial Threshold Price is achieved on or before October 9, 2011, an additional one-fourth of the restricted stock and the stock option will vest if the closing price of the Company’s common stock as reported on the NYSE Alternext US equals or exceeds $2.50 per share for ten consecutive trading days on or before October 9, 2015.

Sales of Shares in New Generation Biofuels

In October 2008, the Company sold 151,000 shares of New Generation Biofuels for net proceeds of $384,000.

Distribution from The Reserve U.S. Government Fund

On November 14, 2008, the Company received a total of $2,238,000 in distributions from The Reserve U.S. Government Fund, which had previously been unable to honor redemption requests since September 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007; (b) Part II, Item 1A, Risk Factors, in this report; and (c) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

Change in Name and New Corporate Structure

On October 27, 2008, we changed our name to Global Energy Holdings Group, Inc. from Xethanol Corporation. We are a diversified renewable energy company based in Atlanta, Georgia, with two divisions. Global Energy Systems, Inc. is developing renewable energy projects, including biomass gasification and landfill-gas-to-energy projects. Global Energy Systems is also coordinating and implementing utility energy service projects, such as cogeneration and heat recovery, for organizations that include government agencies and the U.S. military. Global Energy Ventures invests in strategically relevant, early stage energy companies.

Source of Revenue until May 1, 2008

Our only source of revenue has been from our sales of ethanol and related products at our corn-based plant in Blairstown, Iowa. As a result of the continued high prices for corn and natural gas, on May 1, 2008 we indefinitely ceased production of ethanol at our Blairstown plant to reduce our operating losses. We currently have essentially no sources of revenue.

Cash and Liquidity Position

We had cash, cash equivalents and short-term marketable securities of approximately $6.6 million as of September 30, 2008, approximately $5,391,000 of which was held in The Reserve U.S. Government Fund (a money market fund), which was unable to process redemption requests from September 2008 until November 13, 2008. The Reserve announced on November 13, 2008 that it had begun the initial distribution of $4.5 billion, or approximately 40% of the total assets of the fund, to shareholders on a pro rata basis. The Reserve further stated that approximately $6 billion in total assets remain in the fund, and that it would “make additional distributions as more cash becomes available either through sales at amortized cost (no loss being realized) or maturity.” We received our initial pro rata distribution of $2,238,000 on November 14, 2008. Further, we expect to be able to access the remaining approximately $3,153,000 of our funds at no loss in the relatively near future, but we can provide no assurances in that regard.

In light of the foregoing, we reclassified $3,153,000 of our assets in the fund from cash and cash equivalents to short-term marketable securities on the consolidated balance sheets at September 30, 2008 because the investment in the fund no longer meets the definition of a cash equivalent. In addition, we reflected the effect of that reclassification on the consolidated statements of cash flows for the three months ended September 30, 2008 as reclassification from cash equivalents to short-term marketable securities.

Possible Asset Sales

We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. We are also considering the sale of our facilities in Blairstown, Iowa. We can offer no assurances regarding how long it will take to sell the facilities or the price we might receive. We currently plan to sell some of our stock in New Generation Biofuels Holdings, Inc. (formerly named H2Diesel Holdings, Inc.) from time to time to raise capital. We note that the closing trading price of that stock has recently fallen below $2.00 per share, which is considerably lower than the sales prices we achieved earlier this year. In the interim, while we still hold these real estate and stock assets, we are also seeking to obtain a credit facility secured by these assets.

Investing Activities

For the nine months ended September 30, 2008, net cash of $2.1 million was used in connection with investing activities. During the first nine months of 2008, we made a $500,000 convertible loan to Consus Ethanol, LLC, invested $250,000 in Carbon Motors Corporation and purchased property and equipment for $40,000. At September 30, 2008, we reclassified cash and cash equivalents of $3,153,000 to short-term marketable securities, resulting in a use of cash. Also during the first nine months of 2008, we sold 397,000 shares of the common stock of New Generation Biofuels for $2,007,000, of which we received $1,853,000 in cash during the period and another $154,000 after September 30, 2008. At September 30, 2008, we held 5,453,000 shares of common stock in New Generation Biofuels, which represented approximately 28.9% of its outstanding common stock. We currently hold 5,301,000 shares of common stock in New Generation Biofuels, which represents approximately 28.1% of its outstanding common stock.

Anticipated Funding Needs

During June 2008, we formed a new operating division, Global Energy Systems, Inc. (GES), as noted above. We plan to use a portion of our current cash to provide working capital for GES while we analyze and pursue options to finance projects that GES initiates. We will also use cash on hand to fund corporate overhead as well as research and development. GES generated no revenues during the nine months ended September 30, 2008. We will need substantial additional capital to pursue our plans, and given the current economic climate, we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms, or at all.

We are continuing to evaluate an opportunity to build a demonstration plant for converting citrus peel waste into ethanol. The estimated cost for the two-year build-out of the demonstration plant is approximately $6 million. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant for this purpose. We are investigating various sources of funding including government grants.

We anticipate significant capital expenditures and investments over the next 12 months and longer related to our business as described above. We are also evaluating whether or not to pursue the manufacture and sale of a diesel biofuel under our exclusive license with New Generation Biofuels.

Possible Effects of Current Business Climate

The current “credit crunch” has affected or may affect us in several ways. As noted above, a substantial portion of our current assets is currently unavailable to us due to problems at a money market fund that holds a substantial part of our current assets. We face difficulties in obtaining the necessary debt and equity capital we need to pursue our business plan, which requires a significant amount of capital. The difficult credit environment may also affect our plans to sell one or more of our facilities to the extent that purchasers need to finance the purchase of those facilities with borrowings. The recent bankruptcy filing of ethanol producer VeraSun Energy Corporation may also further depress the value of ethanol plants like our Blairstown facilities, which we are considering selling. The substantial and rapid decline in the price of oil may also affect our business adversely, given that the business viability of, and political support for, renewable energy has generally in the past been inversely correlated with the price of oil. In summary, like many businesses in America, we face a difficult and uncertain market.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Loss. We incurred a net loss of $3.6 million, or $.13 per share, for the three months ended September 30, 2008 versus a net loss of $5.9 million, or $.21 per share, for the prior year quarter. Included in the net loss for the three months ended September 30, 2008 were non-cash charges totaling $1.3 million or 36% of our net loss for the quarter. Non-cash charges included:

•	$972,000 of impairment losses on property held for development and research and license agreements;
•	$201,000 in loss on equity of New Generation Biofuels; and
•	$199,000 in depreciation and amortization expense;

partially offset by

•	an $87,000 reversal of compensation expense related to stock compensation net of $19,000 of compensation expense related to options granted to directors under our 2005 Incentive Compensation Plan.

The $2.3 million decrease in net loss for the three months ended September 30, 2008 as compared to the prior year quarter resulted primarily from:

•	a $1.6 million decrease in loss on marketable securities;
•	a $829,000 decrease in equity compensation expenses; and
•	a $226,000 decrease in gross loss on sales at our Blairstown plant;

partially offset by

•	a $450,000 increase in impairment losses on property held for development and research and license agreements; and
•	a $260,000 increase in general and administrative expenses.

Net Sales. Net sales for the three months ended September 30, 2008 decreased to $21,000 from $2.7 million for the three months ended September 30, 2007. This decrease was due to the cessation of ethanol production at our Blairstown plant, effective May 1, 2008. In the same quarter of the prior year, our Blairstown plant sold 1.4 million gallons of ethanol at monthly prices ranging between $2.01 and $2.09 per gallon, with an average price of $2.06 per gallon, and we sold $293,000 of by-products.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation, and repairs and maintenance. Cost of sales for the three months ended September 30, 2008 was $306,000 compared to $3.3 million for the three months ended September 30, 2007. The decrease in cost of sales was due to the cessation of ethanol production at our Blairstown plant, effective May 1, 2008.

Gross Loss. Gross loss for the three months ended September 30, 2008 was $285,000 versus a gross loss of $511,000, or 19% of net sales, for the three months ended September 30, 2007. The decrease in gross loss is principally due to the cessation of ethanol production at our Blairstown plant, effective May 1, 2008.

General and Administrative Expenses. General and administrative (“G&A”) expenses were $2.5 million for the three months ended September 30, 2008, compared to $2.2 million for the three months ended September 30, 2007, reflecting an increase of $300,000, or 14%. Included in G&A expenses for the three months ended September 30, 2008 was corporate overhead of $2.3 million, an increase of $500,000 from $1.8 million in the prior year quarter.

The primary components of 2008 G&A expenses were:

•
$835,000 for payroll expenses, which reflects the addition of our new management team for GES, which joined us in June 2008, and a $150,000 bonus to our chief executive officer accrued for his past service;

•	$578,000 for legal and accounting services;
•	$345,000 for travel and entertainment expenses; and
•	$230,000 for consulting services.

The increase in G&A expenses in 2008 as compared to 2007 resulted primarily from:

•	a $473,000 increase in payroll expenses associated with the new GES management team and a $150,000 bonus to our chief executive officer accrued for his past service; and
•	a $213,000 increase in travel and entertainment expenses;

partially offset by

•
a $181,000 decrease in expenses of our CoastalXethanol subsidiary (which owns our Augusta facility) resulting primarily from the termination in September 2007 of our joint venture with Coastal Energy Development, Inc. and cost saving procedures instituted by management; and

•	a $157,000 decrease in professional fees.

Equity Compensation. Equity compensation for the three months ended September 30, 2008 was a reversal of $68,000 compared to expense of $761,000 for the three months ended September 30, 2007. The overall decrease in equity compensation reflects:

•
an $87,000 reversal of compensation expense for the three months ended September 30, 2008 related to stock compensation under our 2005 Incentive Compensation Plan, which represents a decrease of $668,000 from $581,000 in compensation expense related to stock options granted to employees under our 2005 Incentive Compensation Plan in the prior year quarter; and

•
$19,000 in compensation expense for the three months ended September 30, 2008 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, which represents a decrease of $161,000 from $180,000 in compensation expense related to stock options granted to directors under our 2005 Incentive Compensation Plan in the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2008 was $18,000 compared to $24,000 for the prior year quarter, representing a decrease of $6,000.

Impairment Loss - Property Held for Development and Research and License Agreements.  We recorded impairment losses of $972,000 during the three months ended September 30, 2008 consisting of a $554,000 impairment loss on property held for development and an impairment loss of $418,000 on research and license agreements. At September 30, 2007, we recorded a $522,000 impairment loss on property held for development.

Research and Development. We incurred $65,000 in research and development expenses for the three months ended September 30, 2008, representing a decrease of $149,000 from $214,000 for the prior year’s quarter. Currently, our research and development expense relates to the amortization of our research agreements and payments under consulting arrangements. We have fully satisfied all financial obligations due to National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center under existing research agreements.

Interest Income. Interest income for the three months ended September 30, 2008 was $38,000, representing a decrease of $212,000 from $250,000 for the three months ended September 30, 2007. This decrease is primarily due to the decrease in our average cash and cash equivalents balances compared to the prior year quarter.

Interest Expense. Interest expense was $12,000 for the three months ended September 30, 2008, a decrease of $2,000 from $14,000 for the three months ended September 30, 2007.

Loss on Marketable Securities. We had no losses on marketable securities during the three months ended September 30, 2008. We recorded a loss of $1.6 million for the three months ended September 30, 2007 due to the sale of auction rate securities at less than par.

Gain on Sale of Grain Inventory. We recorded a gain of $177,000 on the sale of grain inventory during the three months ended September 30, 2008. We had no sales of grain inventory in the prior year quarter.

Gain on Sale of Investment in New Generation Biofuels. We recorded a gain of $154,000 on the sale of 37,000 shares of the common stock of New Generation Biofuels during the three months ended September 30, 2008. We sold none of our shares in New Generation Biofuels in the prior year quarter.

Loss on Equity of New Generation Biofuels. We recorded a loss on equity of New Generation Biofuels of $201,000 for the three months ended September 30, 2008, compared to a loss on equity of New Generation Biofuels of $265,000 for the three months ended September 30, 2007. This loss represents our portion of New Generation Biofuels’ net losses, based on the equity method of accounting for the three months ended September 30, 2008 and September 30, 2007, respectively.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Loss. We incurred a net loss of $7.1 million, or $.25 per share, for the nine months ended September 30, 2008 versus a net loss of $18.1 million, or $.63 per share, for the prior year. Included in the net loss for the nine months ended September 30, 2008 were non-cash charges totaling $2.3 million or 32% of our net loss for the nine months. Non-cash charges included:

•	$972,000 of impairment losses on property held for development and research and license agreements;
•	$596,000 in depreciation and amortization expenses;
•	$106,000 in compensation expense related to stock options granted to employees and directors under our 2005 Incentive Compensation Plan; and
•	a $618,000 loss on equity of New Generation Biofuels.

The decrease in net loss of $11.0 million for the nine months ended September 30, 2008 as compared to the prior year nine months resulted primarily from:

•	a $2.4 million decrease in impairment losses;
•	a $3.2 million decrease in equity compensation expenses;
•	a $2.0 million increase in gain on sales of investments;
•	a $1.6 million decrease in loss on marketable securities;
•	a $1.0 million decrease in general and administrative expenses;
•	a $698,000 decrease in loss on equity of New Generation Biofuels;
•	a $443,000 decrease in research and development expenses; and
•	a $318,000 gain on sales of grain inventory;

partially offset by

•	a $449,000 decrease in interest income; and
•	a $276,000 increase in gross loss on sales at our Blairstown plant.

Net Sales. Net sales for the nine months ended September 30, 2008 decreased to $3.7 million from $8.4 million for the nine months ended September 30, 2007. This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant. During the nine months ended September 30, 2008, our Blairstown plant sold 1.7 million gallons of ethanol at monthly prices ranging between $1.84 and $2.15 per gallon at an average price of

$1.98 per gallon, and we sold $426,000 of by-products. Total average revenue per gallon including by-products was $2.23. During the prior year period, our Blairstown plant sold 4.0 million gallons of ethanol at monthly prices ranging between $1.55 and $2.09 per gallon at an average price of $1.91 per gallon, and we sold $742,000 of by-products. Total average revenue per gallon including by-products was $2.09.

Cost of Sales. Cost of sales is comprised of direct materials, direct labor and factory overhead. Included in factory overhead are energy costs, depreciation, and repairs and maintenance. Cost of sales for the nine months ended September 30, 2008 was $5.1 million compared to $9.5 million for the nine months ended September 30, 2007. The decrease in cost of sales was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant. The average monthly cost of sales during the nine months ended September 30, 2008 was $3.04 per gallon compared to $2.36 for the prior year nine months. The increase in cost per gallon in 2008 was due to factory overhead expenses incurred since we ceased ethanol production at our Blairstown plant on May 1, 2008.

Gross Loss. Gross loss for the nine months ended September 30, 2008 was $1.4 million, or 37% of net sales, versus a gross loss of $1.1 million, or 13% of net sales, for the nine months ended September 30, 2007. The increase in gross loss is principally due to the higher average cost per gallon for the nine months ended September 30, 2008 compared to that of the prior year.

General and Administrative Expenses. G&A expenses were $6.2 million for the nine months ended September 30, 2008, compared to $7.2 million for the nine months ended September 30, 2007, reflecting a decrease of $1.0 million, or 14%. Included in G&A expenses for the nine months ended September 30, 2008 was corporate overhead of $5.5 million, compared to corporate overhead of $5.6 million in 2007, a decrease of $121,000, or 2% compared to 2007 corporate overhead.

The primary components of corporate overhead expense for the nine months ended September 30, 2008 were:

•	$1.8 million for legal and accounting services;
•	$1.4 million for payroll expenses;
•	$708,000 for expenses at our idle Blairstown, Augusta, and Spring Hope facilities;
•	$702,000 for consulting services; and
•	$580,000 for travel and entertainment expenses.

The decrease in G&A expenses in 2008 as compared to 2007 resulted primarily from:

•
a $638,000 decrease in expenses of our CoastalXethanol subsidiary (which owns our Augusta facility) resulting primarily from the termination in September 2007 of our joint venture with Coastal Energy Development, Inc. and cost saving procedures instituted by management;

•	a $288,000 decrease in professional fees;
•	a $242,000 decrease in travel and entertainment expenses; and
•	a $181,000 decrease in expenses of our Spring Hope facility;

partially offset by

•	a $387,000 increase in payroll expenses due principally to the new GES management team we hired in June 2008 and the $150,000 bonus accrued for our chief executive officer at September 30, 2008.

Equity Compensation. Equity compensation for the nine months ended September 30, 2008 was $106,000 compared to $3.4 million for the nine months ended September 30, 2007. The overall decrease in equity compensation reflects:

•
$18,000 in compensation expense for the nine months ended September 30, 2008 related to stock options granted to employees under the 2005 Incentive Compensation Plan, which represents a decrease of $2.1 million from $2.1 million in the prior year nine months;

•
$88,000 in compensation expense for the nine months ended September 30, 2008 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, which represents a decrease of $700,000 from $788,000 in the prior year nine months; and

•	no compensation expense related to warrants issued for the nine months ended September 30, 2008, a decrease of $421,000 from the prior year nine months.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 was $55,000 compared to $59,000 for the prior year nine months, representing a slight decrease of $4,000.

Impairment Loss - Property Held for Development and Research and License Agreements.  We recorded impairment losses of $972,000 during the three months ended September 30, 2008 consisting of a $554,000 impairment loss on property held for development and an impairment loss of $418,000 on research and license agreements. For the nine months ended September 30, 2007, we recorded impairment losses of $3.4 million on property held for development.

Research and Development. We incurred $235,000 in research and development expenses for the nine months ended September 30, 2008, representing a decrease of $443,000 from the prior period. Our research and development expense relates to the amortization of our research agreements and payments under consulting arrangements. We have fully satisfied all financial obligations due to National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center under existing research agreements.

Interest Income. Interest income for the nine months ended September 30, 2008 was $170,000, representing a decrease of $449,000 from $619,000 for the nine months ended September 30, 2007. This decrease is primarily due to the decrease in our average cash and cash equivalents balances compared to the prior year nine months.

Interest Expense. Interest expense was $40,000 for the nine months ended September 30, 2008, a slight decrease from $42,000 for the prior year period.

Loss on Marketable Securities. We had no losses on marketable securities during the nine months ended September 30, 2008. We recorded a loss of $1.6 million for the nine months ended September 30, 2007 due to the sale of auction rate securities at less than par.

Gain on Sale of Grain Inventory. We recorded a gain of $318,000 on sales of grain inventory during the nine months ended September 30, 2008. We had no sales of grain inventory in the prior year period.

Gain on Sale of Investment in New Generation Biofuels. We recorded a gain of $2.0 million on the sale of 397,000 shares of the common stock of New Generation Biofuels during the nine months ended September 30, 2008. We sold none of our shares in New Generation Biofuels in the prior year nine months.

Loss on Equity of New Generation Biofuels. We recorded a loss on equity of New Generation Biofuels of $618,000 for the nine months ended September 30, 2008, compared to a loss on equity of New Generation Biofuels of $1.3 million for the nine months ended September 30, 2007. This loss represents our portion of New Generation Biofuels’ net losses, based on the equity method of accounting for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term marketable securities of approximately $6.6 million as of September 30, 2008, approximately $5,391,000 of which was held in The Reserve U.S. Government Fund (a money market fund), which was unable to process redemption requests from September 2008 until November 13, 2008. The Reserve announced on November 13, 2008 that it had begun the initial distribution of $4.5 billion, or approximately 40% of the total assets of the fund, to shareholders on a pro rata basis. The Reserve further stated that approximately $6 billion in total assets remain in the fund, and that it would “make additional distributions as more cash becomes available either through sales at amortized cost (no loss being realized) or maturity.” We received our initial pro rata distribution of $2,238,000 on November 14, 2008. Further, we expect to be able to access the remaining approximately $3,153,000 of our funds at no loss in the relatively near future, but we can provide no assurances in that regard.

In light of the above, we reclassified $3,153,000 of our assets in the fund from cash and cash equivalents to short-term marketable securities on the consolidated balance sheets at September 30, 2008 because the investment in the fund no longer meets the definition of a cash equivalent. As of November 14, 2008, we have approximately $2,189,000 in cash and cash equivalents and approximately $3,153,000 in short-term marketable securities.

Our working capital as of September 30, 2008 was $5.2 million, representing a decrease in working capital of $5.6 million compared to working capital of $10.8 million at December 31, 2007. As of September 30, 2008, we had outstanding debt instruments totaling $291,000.

During the nine months ended September 30, 2008, we used net cash of $6.8 million for operating activities. Net cash used in investing activities was $2.1 million, consisting of $1.9 million provided by the sale of 397,000 of our shares of common stock in New Generation Biofuels, offset by $750,000 used for investments and $40,000 for property and equipment. At September 30, 2008, we reclassified cash and cash equivalents of $3,153,000 to short-term marketable securities, resulting in a use of cash. During the nine months ended September 30, 2008, we made $12,000 in payments under a note payable and $6,000 in capitalized lease payments.

In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste. We agreed to pay $600,000 to our joint venture partner over the next ten years. We are continuing to evaluate an opportunity to build a demonstration plant for converting citrus peel waste into ethanol. The estimated cost for the two-year build-out of the demonstration plant is approximately $6 million. On January 22, 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant for this purpose. We are investigating various sources of funding including government grants.

In addition, we are evaluating whether or not to pursue the manufacture and sale of a diesel biofuel under our exclusive license with New Generation Biofuels.

We will need substantial additional capital to fund the business of GES (including energy-related projects for which we have paid a total of $650,000 in good faith deposits that we may lose if we do not acquire the projects as planned), build the demonstration plant and fund any other growth opportunities we pursue. Our primary sources of capital are as follows:

•
As of November 14, 2008, we have approximately $2,189,000 in cash and cash equivalents and approximately $3,153,000 in short-term marketable securities. Our marketable securities are held in The Reserve U.S. Government Fund, a money market fund that is in liquidation. We expect to be able to access these funds at no loss in the relatively near future, but we can provide no assurances in that regard. As a result, we have elected to operate our business to conserve our available cash, which limits our ability to pursue our business plan as aggressively as we would prefer.

•
As of November 1, 2008, we hold 5,301,000 shares of New Generation Biofuels common stock. New Generation Biofuels common stock has recently traded at over $2.00 per share on the NASDAQ Capital Market. Given that we own more than 28% of the outstanding shares of New Generation Biofuels, we have relied on SEC Rule 144 in selling 549,000 shares of New Generation Biofuels common stock in 2008. Under that rule, the volume of our sales of shares of New Generation Biofuels common stock is limited to 1% of the outstanding common shares of New Generation Biofuels every 90 days. We expect to continue to sell shares of New Generation Biofuels common stock under Rule 144 in the future, and we may seek to sell a larger block of our New Generation Biofuels shares in some other manner at a substantial discount to the market price. We can offer no assurances (a) that we will be able to continue to sell shares of New Generation Biofuels common stock under Rule 144 or otherwise, or (b) regarding the price at which we are able to sell those shares. We have reevaluated our Augusta and Spring Hope facilities and have decided that they do not fit within our long-term corporate strategy. On March 20, 2008, our board authorized management to pursue the sale of each facility. We are also considering the sale of our facilities in Blairstown, Iowa. We can offer no assurances regarding the proceeds of the sale of one or more of those properties or the timing of any such sale or sales.

We may also seek to raise capital through additional equity offerings, debt financing, bond financing or a combination of these methods.

To conserve our cash and cash equivalents or generate positive cash flow, we have taken or expect to take several actions:

•	If we are successful in selling our Augusta facility, we estimate that we would reduce our annual overhead by approximately $600,000.

•	If we are successful in selling our Spring Hope facility, we estimate that we would reduce our annual overhead by approximately $150,000.

•
We have indefinitely deferred construction of a new Blairstown ethanol plant as a result of the changing ethanol market, continued high prices for corn and our inability to arrange debt or equity financing for the project.

•	We vacated our New York office effective August 31, 2008, which will save us approximately $250,000 annually.

•	As a result of the continued high prices for corn and natural gas, on May 1, 2008 we indefinitely ceased production of ethanol at our Blairstown plant.

•
We are pursuing utility energy service projects for organizations that include government agencies and the U.S. military, and we expect that any project of that nature will generate positive cash flow.

We currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. We are seeking to obtain one or more credit facilities secured by one or more of our real estate, our shares of New Generation Biofuels and our investment in The Reserve U.S. Government Fund. We are also seeking debt and equity financing for projects that GES is pursuing. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We will need to curtail expenses further, reduce investments we would otherwise make through Global Energy Ventures and defer or forgo business opportunities. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

With regard to our policies surrounding the valuation of shares issued for services or in connection with acquisitions, we rely on the fair value of the shares at the time they were issued. After considering various trading aspects of our stock, including volatility, trading volume and public float, we believe that the price of our stock as reported on NYSE Alternext US (formerly known as the American Stock Exchange) is the most reliable indicator of fair value. The fair value of options and warrants issued for services is determined at the grant date using a Black-Scholes option pricing model and is expensed over the respective vesting periods. A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award in accordance with SFAS No. 123R.

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

As of September 30, 2008, our carrying value of our investment in New Generation Biofuels was $0 in accordance with APB Opinion No. 18. During the first nine months of 2008, we sold 397,000 shares of New Generation Biofuels’ common stock under SEC Rule 144 for a net aggregate sales price of $2.0 million. As of September 30, 2008, we owned 5,453,000 shares of New Generation Biofuels common stock, which represented approximately 28.9% of the common stock then outstanding.

Our remaining intangible assets at September 30, 2008 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”). We have determined that these agreements have been impaired because we do not anticipate using them under our current business plan. At September 30, 2008, we recorded an impairment charge of $418,000 on these agreements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4T. Controls and Procedures.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to the Jacoby Energy Development lawsuit as described below. The class action lawsuit described below was settled on October 6, 2008. An adverse result in the Jacoby Energy Development lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Class Action Lawsuit. In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of our common stock during the period January 31, 2006 through August 8, 2006. The complaint alleged, among other things, that we and some of our former officers and directors made materially false and misleading statements regarding our operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The individual defendants were Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director. The plaintiffs sought, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees. Six nearly identical class action complaints were thereafter filed in the same court, all of which were later consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.). The plaintiffs filed their amended consolidated complaint on March 23, 2007. On November 28, 2007, the defendants, including us, reached an agreement in principle with the plaintiffs’ lead counsel to settle the class action. On October 6, 2008, the District Court Judge dismissed the class action with prejudice. In connection with the settlement, the plaintiffs received $2.8 million, of which we paid $400,000 and our insurance carriers paid $2.4 million. In addition, our insurance carriers paid $300,000 in legal costs.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia (File No. 2008CV154224) against us, our subsidiary Global Energy Systems, Inc. (“GES”), and six current officers and employees.  The six individual defendants are Romilos Papadopoulos, our Chief Operating Offer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees of GES.  The complaint alleges, among other things, that we breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between us and JEDI and its affiliates.  The plaintiffs allege that we breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for our own business purposes.  The plaintiffs also allege that we tortuously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  The parties agreed to suspend the litigation while they attempt to come to a business resolution of the issues. On October 17, 2008, at the request of the parties, the Superior Court entered a consent order to stay further proceedings in the litigation until November 14, 2008 and, if the parties do not settle the case by that date, to extend the time within which the defendants are required to file an answer and respond to discovery until November 21, 2008 and December 5, 2008, respectively. As of the date of this report, the parties have not yet reached a settlement agreement but are continuing their discussions.

Litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. We may incur material legal and other expenses, and our management may be distracted.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Further, you should carefully consider the risk factors described below:

We face various risks as a result of the current “credit crunch” and the uncertain economic environment.

The current “credit crunch” has affected or may affect us in several ways. We face difficulties in obtaining the necessary debt and equity capital we need to pursue our business plan, which requires a significant amount of capital. The difficult credit environment may also affect our plans to sell one or more of our facilities to the extent that purchasers need to finance the purchase of those facilities with borrowings. The recent bankruptcy filing of ethanol producer VeraSun Energy Corporation may also further depress the value of ethanol plants like our Blairstown facilities, which we are considering selling. The substantial and rapid decline in the price of oil may also affect our business adversely, given that the business viability of, and political support for, renewable energy has generally in the past been inversely correlated with the price of oil. In summary, like many businesses in America, we face a difficult and uncertain market. If we are unable to address these issues, or the economic climate deteriorates further, we may be unable to pursue our business plan, which would have a material adverse effect on our business, results of operations and financial position.

We may be unable to access a substantial amount of our current assets for an indefinite period.

As noted above, approximately $3,153,000 of our current assets is currently unavailable to us due to problems at the Reserve U.S. Government Fund, a money market fund that holds those assets. While we believe that this problem with our money market fund will be resolved in the relatively near future, we can give no assurances in that regard. As a result, we have elected to operate our business to conserve our available cash, which limits our ability to pursue our business plan as aggressively as we would prefer. If we are unable to access these funds as we anticipate, our business, results of operations and financial position would be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1
Certificate of Ownership and Merger dated October 27, 2008 and filed with the Secretary of State of the State of Delaware on October 27, 2008. [Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K dated October 22, 2008 and filed with the SEC on October 28, 2008.]

3.2
Second Amended and Restated Bylaws of Global Energy Holdings Group, Inc. [Incorporated by reference to Exhibit 3.2 in our Current Report on Form 8-K dated October 22, 2008 and filed with the SEC on October 28, 2008.]

3.3
Composite of Certificate of Incorporation of Global Energy Holdings Group, Inc., including Certificate of Ownership and Merger dated October 27, 2008 and filed with the Secretary of State of the State of Delaware on October 27, 2008.

4.1	Specimen Common Stock Certificate of Global Energy Holdings, Group, Inc.

10.1
Form of Stock Option Agreement. (Each of the following executive officers executed the identical form of Stock Option Agreement with the applicable number of shares specified above: David R. Ames, Romilos Papadopoulos and Michael Ellis.) [Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K dated October 7, 2008 and filed with the SEC on October 14, 2008.]

10.2
Form of Restricted Stock Agreement. (Each of the following executive officers executed the identical form of Restricted Stock Agreement with the applicable number of shares specified above: David R. Ames, Romilos Papadopoulos and Michael Ellis.) [Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K dated October 7, 2008 and filed with the SEC on October 14, 2008.]

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

GLOBAL ENERGY HOLDINGS GROUP, INC.

Date: November 14, 2008	By:	/s/ David R. Ames
David R. Ames President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Romilos Papadopoulos
Romilos Papadopoulos Chief Financial Officer (Principal Financial Officer)