Form 10-K
period 2008-12-31
Global Energy Holdings Group, Inc.
filed 2009-04-15
CIK 1145061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-32918

GLOBAL ENERGY HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1169517
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3348 Peachtree Road NE Suite 250, Tower Place 200 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

(404) 814-2500
(Registrant’s telephone number, including area code)

XETHANOL CORPORATION
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                                                                                                                                       Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,879,180.74 based on the closing sale price of $0.46 per share as reported on the NYSE Amex exchange.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $.001 par value per share	29,070,103 shares

As of March 31, 2009, there were approximately 132 record holders of our common stock and 29,070,103 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None

TABLE OF CONTENTS

PART I

ITEM 1.              BUSINESS

Overview

Global Energy Holdings Group, Inc. (the “Company”), formerly named Xethanol Corporation, is a diversified renewable energy company based in Atlanta, Georgia.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”), which is developing renewable energy projects, including biomass projects, such as gasification, and landfill-gas-to-energy projects.  The Company will need substantial additional capital to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital it needs on commercially acceptable terms, or at all.  See Item 1A, “Risk Factors.”

In 2008, we determined to focus our operations on the development of renewable energy projects, such as biomass gasification and landfill gas-to-energy projects, and to exit our legacy ethanol business.  In furtherance of this new focus, in 2008 we changed our name to Global Energy Holdings Group, Inc. and hired Dr. Romilos Papadopoulos as our Chief Financial Officer and Chief Operating Officer and Michael Ellis as President of our GES division, each of whom has significant renewable energy experience.  In the first quarter of 2009, we purchased the rights to collect all landfill gas generated at the Hickory Ridge landfill (DeKalb County, Georgia) owned by Republic Services, Inc. and at the Zemel Road landfill (Port Charlotte, Florida) owned by Charlotte County Florida, which we intend to process into a saleable energy product.  On January 28, 2009, we entered into a definitive agreement to acquire WoodTech, LLC and affiliated entities, which operate a wood fuel and landscape materials processing business in Cherokee County, Georgia.  Currently, WoodTech and its affiliates have the capacity to produce over 900,000 tons of biomass annually and would provide an immediate source of operating revenue to the Company.  WoodTech is also developing a biomass recycling center, which upon completion later this year, will have the capacity to produce annually over 1,225,000 tons of biomass products, including mulch, wood chips, potting soil, bedding material and wood fuel.  The Company plans to complete the acquisition of WoodTech later this year.

The Company’s only source of revenue during 2008 was from its sales of ethanol and related products at its Blairstown, Iowa corn-based ethanol plant (the “Blairstown Facility”).  As a result of high prices for corn and natural gas, the Company ceased production of ethanol at the Blairstown Facility on May 1, 2008 to reduce its operating losses.  We have permanently suspended construction of a previously announced second ethanol plant adjacent to our Blairstown Facility due to the changing ethanol market and our inability to arrange debt or equity financing for the project.  We are currently seeking to sell our Blairstown Facility.  We no longer intend to build a previously announced demonstration plant in Florida for converting citrus peel waste into ethanol and have released our interest in that project in exchange for the cancellation of the remaining balance of a note we issued in connection with that project.  After evaluating our agreements to manufacture and sell a diesel biofuel based on technology that New Generation Biofuels Holdings, Inc. (“NGBF”), formerly known as H2Diesel Holdings, Inc., sublicensed to us, we do not intend to pursue the manufacture and sale of a diesel biofuel based on NGBF’s technology.  We have sold all of our shares of NGBF common stock in a series of public sales and one private sale and have agreed to assign our sublicense agreement with NGBF to 2020 Energy, LLC, an Arizona limited liability company, if 2020 Energy, LLC obtains the written consent of NGBF to the assignment.  We also own a former pharmaceutical manufacturing complex in Augusta, Georgia and a former medium density fiberboard plant in Spring Hope, North Carolina.  We have decided that our Augusta and Spring Hope facilities do not fit within our long-term corporate strategy and have been pursuing the sale of those facilities.

Our corporate headquarters are located at 3348 Peachtree Road NE, Suite 250, Tower Place 200, Atlanta, Georgia 30326, and our telephone number is (404) 814-2500.  Our website is located at www.gnhgroup.com.

This Item 1 is divided into two parts.  The first part describes our formation, capitalization, acquisitions, proposed dispositions and impairments.  The second part describes our current business and strategy.

DESCRIPTION OF FORMATION AND CAPITALIZATION

Historical Overview

This section of the report describes our formation, the reverse merger in 2005 by which we became a public company, and several other transactions in which we have issued our shares to raise capital or to acquire businesses, assets or technology.  This section also describes the dispositions or proposed dispositions of some of those assets, as well as impairments we have accrued.

Global Energy Holdings Group, Inc., formerly named Xethanol Corporation, is the successor to a corporation that was organized under the laws of Delaware on January 24, 2000.  In this report, we refer to that predecessor corporation as “Old Xethanol.”  Old Xethanol was formed to capitalize on the growing market for ethanol and its co-products.  Old Xethanol commenced ethanol production in August 2003 with the acquisition of Permeate Refining, Inc., which operated a small ethanol production facility in Iowa that used non-corn-based feedstocks.  In October 2004, Old Xethanol purchased its second ethanol production facility located on 25.5 acres in Blairstown, Iowa, which used corn as its feedstock.  As discussed below, we ceased production of ethanol at the Permeate facility in April 2005 and at the Blairstown Facility on May 1, 2008.

The Reverse Merger

In February 2005, Old Xethanol engaged in a series of transactions, which we collectively refer to as the “reverse merger,” to gain access to the capital markets.  In the reverse merger, we formed a wholly owned subsidiary that merged with and into Old Xethanol, which then became our wholly owned subsidiary.  In the merger, the former stockholders of Old Xethanol received 9,706,781 shares of our common stock, which then comprised approximately 74% of our outstanding common stock following the merger, in exchange for their common stock in Old Xethanol.  Immediately following consummation of the reverse merger, we discontinued our previous business activities, reincorporated as a Delaware corporation, changed our name to Xethanol Corporation and adopted the business of Old Xethanol as our sole line of business.

All outstanding warrants issued by Old Xethanol before the reverse merger to purchase shares of Old Xethanol common stock were amended to become warrants to purchase our common stock on the same terms and conditions as those warrants issued by Old Xethanol, except that the number of shares issuable on the exercise of those warrants was amended to reflect the applicable exchange ratio.  Before the closing of the reverse merger, all outstanding Old Xethanol warrants were exercisable for 1,465,068 shares of Old Xethanol common stock.  At the closing of the merger, these warrants were amended to become warrants to purchase 1,293,376 shares of our common stock.  Neither Old Xethanol nor we had any stock options outstanding as of the closing of the reverse merger.

We accounted for the reverse merger as a recapitalization of Old Xethanol, because immediately following the merger the former stockholders of Old Xethanol owned a majority of the outstanding shares of our common stock.  Old Xethanol was deemed to be the acquirer in the reverse merger and, consequently, the assets and liabilities and the historical operations that are reflected in our financial statements are those of Old Xethanol and are recorded at the historical cost basis of Old Xethanol.  No arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company.  Further, as a result of the issuance of the 9,706,781 shares of our common stock to the former stockholders of Old Xethanol, a change in control of our company occurred on the date of the consummation of the merger.

In connection with the reverse merger, we closed a private offering of 1,190,116 shares of our common stock at a purchase price of $3.25 per share to purchasers that qualified as accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933.  Gross proceeds from the private offering were $3,867,877.  Placement agents and advisors received 665,834 shares of our common stock in connection with the private offering and reverse merger.  After the closings of the reverse merger and the private offering, we had outstanding 13,437,033 shares of common stock and warrants to purchase 1,293,376 shares of common stock.

Ethanol Operations and Related Investments

Old Xethanol was formed in 2000 to capitalize on the growing market for ethanol and its co-products.  As discussed above, in May 2008 we determined to focus our operations on the development of renewable energy projects, including biomass projects, such as gasification, and landfill gas-to-energy projects, and to exit our legacy ethanol business.  Our investments in the ethanol business are described below.

Permeate Facility.  Old Xethanol commenced ethanol production in August 2003 with the acquisition of Iowa-based Permeate Refining, Inc.  Permeate had operated for more than a decade, principally using non-corn-based feedstocks such as waste candy sugars sourced from the greater-Chicago candy industry and waste starches sourced from regional wet millers.  Permeate had a nominal production capacity of 1.6 million gallons of ethanol per year.  In April 2005, we ceased operations at Permeate and planned to upgrade the site.  Given Permeate’s small production size and location in a residential community, as well as subsequent acquisitions of more attractive sites, however, we determined in 2007 that Permeate was no longer a core asset.  At September 30, 2007, we recorded a $522,000 impairment loss on fixed assets related to our Permeate assets.  We sold the Permeate facility, at no gain or loss, for $500,000 in November 2007.

Blairstown Facility.  In October 2004, Old Xethanol purchased its second facility located on 25.5 acres in Blairstown, Iowa.  We operated this facility until May 1, 2008, when we decided to cease production to reduce operating losses.  When we acquired it, the Blairstown plant was idle and in bankruptcy.  After substantial upgrades and refurbishment, we recommenced production in July 2005.  The facility was producing ethanol at a rate of approximately 5.6 million gallons per year, using corn as its feedstock.  In addition to ethanol production, the Blairstown Facility also produced distillers wet grains, or DWG, a by-product of the traditional corn-to-ethanol process.  Our 2008 sales and revenue relate entirely to the Blairstown Facility.  The Company performed an analysis of the fair market value of the property at December 31, 2008 and determined that an impairment loss of $1.75 million was necessary.

In July 2006, we announced plans to construct a second ethanol facility at the Blairstown site with an additional production capacity of 35 million gallons of ethanol per year.  We acquired all necessary permits, purchased an adjacent 55-acre lot, engaged consultants for design and engineering services, and completed site preparation.  In 2007, we permanently suspended construction of this second ethanol plant as a result of the changing ethanol market, high prices for corn and our inability to arrange debt or equity financing for the project.  For these reasons, we recorded an impairment loss of $2.6 million at December 31, 2007 to reflect some of the costs incurred on this proposed ethanol facility.  We also performed an analysis of the fair market value of the property at December 31, 2008 and determined that an additional impairment loss of $.95 million was necessary.  We are actively looking for a buyer of the Blairstown Facility but we can offer no assurances regarding how long it will take to sell the facility or the price we might receive.

Relationship with UTEK Corporation.  In April 2004, Old Xethanol engaged UTEK Corporation, a publicly-traded technology transfer company, to assist it in identifying technologies to enable it to lower costs throughout the ethanol production cycle and create a technology platform for biomass conversion.  Old Xethanol entered into a strategic alliance agreement with UTEK that detailed the research and development activities to be performed by UTEK on its behalf.  The UTEK agreement expired on March 31, 2007.  Under this arrangement, we acquired a portfolio of diverse technologies and developed strategic alliances with government-sponsored research facilities at the National Renewable Energy Laboratory and the U.S. Department of Agriculture’s Forest Products Labs, as well as research labs at Queen’s University, Ontario, Canada, Virginia Polytechnic Institute and State University, and the University of North Dakota.  Through these strategic alliances, we outsourced our research and development to specialists in the fields of enzyme, fermentation and gasification technologies.  Under this arrangement, Old Xethanol issued UTEK shares of its common stock, which were converted into 1,142,152 shares of our common stock in the reverse merger.

Investment in New Generation Biofuels Holdings, Inc.  On April 14, 2006, we entered into a sublicense agreement with New Generation Biofuels Holdings, Inc. (“NGBF”), formerly known as H2Diesel, Inc., a development stage company that has generated only nominal revenue.  The sublicense agreement was subsequently amended and restated on June 15, 2006, effective as of April 14, 2006 (as amended and restated, the “Sublicense Agreement”).  NGBF is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels, under an exclusive license agreement with the inventor of the biofuel.  Under the Sublicense Agreement, we were granted (a) an exclusive sublicense to make, use and sell products manufactured by using the NGBF fuel additive in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and (b) a non-exclusive license to sell those products anywhere else within North America, Central America and the Caribbean.  As discussed below, we do not intend to pursue the manufacture and sale of a diesel biofuel based on NGBF’s technology.  In connection with the March 18, 2009 sale of our 5,301,300 NGBF shares (discussed below), we agreed to assign to 2020 Energy, LLC, an Arizona limited liability company (“2020 Energy”), all of our interest in and rights under the Sublicense Agreement if 2020 Energy obtains NGBF’s consent to the assignment.

The material terms of the Sublicense Agreement are described under “Intellectual Property Rights and Patents - New Generation Biofuels Sublicense” below.  We entered into the Sublicense Agreement in connection with (a) an investment agreement dated as of April 14, 2006 among NGBF, two institutional investors and us; and (b) a management agreement dated as of April 14, 2006 between NGBF and us.  Both the investment agreement and the management agreement were amended on June 15, 2006, effective as of April 14, 2006.  NGBF terminated the management agreement effective as of September 25, 2006.  Under the April 14, 2006 investment agreement, on April 14, 2006: (a) NGBF issued to us a total of 2,600,000 shares of its common stock; and (b) we granted the institutional investors the right to require us to purchase the 3,250,000 shares of NGBF common stock they owned in exchange for 500,000 shares of our common stock (the “Put Right”).  NGBF had issued the 3,250,000 shares of its common stock to the institutional investors on March 20, 2006, together with stock options to purchase 2,000,000 shares of its common stock at an aggregate exercise price of $5,000,000.  The institutional investors paid NGBF $2,000,000 for the NGBF common stock and options.  The option expired unexercised on August 21, 2006.

Of the 2,600,000 shares of NGBF common stock issued to us, 1,300,000 shares were issued as an inducement to enter into the Put Right.  The fair value of these shares was $793,815, based on a price per share of approximately $0.61, which we credited to additional paid-in capital.  Concurrently, on April 14, 2006, the institutional investors exercised the Put Right, and we purchased their 3,250,000 shares of NGBF common stock in exchange for 500,000 shares of our common stock, which increased our ownership of NGBF common stock to 5,850,000 shares.  We have entered in to a registration rights agreement dated as of April 14, 2006 with the institutional investors under which they have the right to require us to register the resale of these shares of our common stock with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933.  Under the registration rights agreement, subject to its terms and conditions, the investors are entitled to require us to file up to two registration statements and to “piggyback” registration rights.

On October 16, 2006, we entered into a registration rights agreement with NGBF covering our 5,850,000 shares of NGBF common stock.  On October 20, 2006, NGBF consummated a “reverse merger” transaction, as a result of which NGBF became a wholly owned subsidiary of Wireless Holdings, Inc., a Florida shell corporation without any continuing operations or assets, and each share of NGBF common stock outstanding immediately before the merger automatically converted into one share of Wireless Holdings, Inc. common stock.  Wireless Holdings, Inc. subsequently changed its name to New Generation Biofuels Holdings, Inc.  In connection with the reverse merger, Wireless Holdings, Inc. assumed NGBF’s obligations under the registration rights agreement.  We did not request that NGBF file a registration statement for the resale by us of our NGBF shares prior to our sale of all of our NGBF shares (described below).

On October 5, 2007, we entered into a stock purchase and termination agreement with NGBF.  Under the agreement, we agreed to sell to NGBF 5,460,000 of our shares of the common stock of NGBF for the aggregate price of $7.0 million, or approximately $1.28 per share.  In addition, the agreement provided for termination, at the closing of the sale, of the agreements described above to which NGBF and we are parties and cancellation of our $50,000 loan to NGBF.  On signing the agreement, NGBF paid us a $250,000 non-refundable deposit to apply towards the purchase price.

The closing of the sale was conditioned on NGBF’s obtaining a minimum of $10,000,000 of new financing and that if the closing did not occur on or before November 9, 2007, or a later date as the parties might agree in writing, each party would have an independent right to terminate the agreement on 10 calendar days’ written notice to the other.  We had the right to retain the non-refundable deposit of $250,000 if the agreement was terminated other than as a result of a breach by us of our obligations under the agreement.  On or about November 13, 2007, the parties agreed in writing to amend the agreement to extend the closing date referenced above from November 9, 2007 to November 23, 2007.

The closing did not occur on or before November 23, 2007.  On January 7, 2008, we provided NGBF with written notice to terminate the agreement effective January 17, 2008, 10 calendar days from the date of the notice.  The agreement was terminated on January 17, 2008.  We retained the non-refundable deposit of $250,000 and our shares of NGBF common stock.

Since the termination of the stock purchase and termination agreement, we have sold all of our shares of NGBF common stock pursuant to a series of market sales and one private transaction.  We began selling shares of NGBF common stock in the market in February 2008.  During 2008, we sold 548,700 shares of NGBF common stock in the market for proceeds of approximately $2,408,100.  Because we owned more than 10% of the outstanding shares of NGBF, we relied on Rule 144 under the Securities Act of 1933 in selling the NGBF shares in the market.  Under that rule, the volume of our sales of NGBF common stock was limited to 1% of the outstanding shares of NGBF common stock every 90 days.

As of March 1, 2009, we held 5,301,300 shares of NGBF common stock, which represented approximately 26.1% of the NGBF common stock outstanding, based on the number of shares of NGBF common stock reported to be outstanding as of January 14, 2009 in NGBF’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-3 filed with the SEC on January 15, 2009.  On March 18, 2009, we completed the private sale of the remaining 5,301,300 shares of NGBF common stock that we owned to 2020 Energy pursuant to a stock purchase agreement between us and 2020 Energy dated March 17, 2009.  The aggregate purchase price we received for the sale of these shares was $583,143.  We also agreed under the stock purchase agreement to assign to 2020 Energy our interest in and rights under the Sublicense Agreement, described above, if 2020 Energy obtained NGBF’s written consent to such assignment.

We consider our former investment in NGBF as a variable interest in a variable interest entity.  Because we were not the primary beneficiary of the variable interest entity, we have accounted for our investment in NGBF using the equity method of accounting under APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, at the fair value of the 500,000 shares of our common stock that we issued, or $5,425,000.

For the period from April 14, 2006 through December 31, 2006, we recorded a loss on our investment in NGBF of $1.6 million.  For the years ended December 31, 2007 and 2008, we recorded a loss on our investment in NGBF of $1.2 million and $618,000, respectively.  These losses represent our portion of NGBF’s net losses, based on the equity method of accounting.  We recognized losses in the value of the investment in NGBF that is other than a temporary decline in accordance with APB18.

CoastalXethanol LLC.  In May 2006, we organized CoastalXethanol LLC to develop plants for the production of ethanol in Georgia and parts of South Carolina.  CoastalXethanol was a joint venture with Coastal Energy Development, Inc. (“CED”).  As discussed below, we acquired CED’s interest in CoastalXethanol in September 2007, and Coastal Xethanol is now our wholly owned subsidiary.

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

On March 5, 2007, we, along with CoastalXethanol, initiated litigation against CED alleging that it failed to repay loans and failed to account properly for the funds it spent.  On April 3, 2007, CED filed an answer and counterclaim, asserting various claims.  On September 14, 2007, we reached a settlement with CED and agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol.  The parties executed releases and replaced the warrant described above with a warrant to purchase 200,000 shares of our common stock that is exercisable at an exercise price of $6.85 per share through May 30, 2009.  The payment and purchase of CED’s 20% interest in CoastalXethanol was completed on September 24, 2007.  We dismissed our claims against CED with prejudice.

We have reevaluated the Augusta facility and have decided that it does not fit within our long-term corporate strategy.  On March 20, 2008, our board authorized management to pursue the sale of the facility, which we are pursuing.  We estimate that upon the sale of the Augusta facility, we would reduce our annual overhead by approximately $500,000.  We can offer no assurances regarding how long it will take to sell the facility or the price we might receive.  In connection with the potential sale of the property, we performed a market study analysis of the amount that we can expect to realize upon the sale of the site and, based on this analysis, recorded a $2.1 million impairment loss as of December 31, 2007.  The Company also performed an analysis of the fair market value of the property at December 31, 2008 and determined that no additional impairment loss was necessary.

NewEnglandXethanol, LLC.  On June 23, 2006, we entered into an organizational agreement with Global Energy and Management, LLC, an unrelated entity (“GEM”), with respect to the formation of NewEnglandXethanol, LLC, a Delaware limited liability company, under which, among other things, we issued to GEM a warrant to purchase 20,000 shares of our common stock at a purchase price of $6.85 per share that was first exercisable on the first anniversary of the date of the organizational agreement and expires on the fourth anniversary of the date of the organizational agreement.  In December 2006, the NewEnglandXethanol joint venture effectively ended based on a disagreement between GEM and us with respect to the actions that GEM and we were required to take pursuant to our joint venture.  We do not believe that the NewEnglandXethanol joint venture will conduct any further business.

In December 2007, GEM filed an action in the federal court for the Southern District of New York against the Company and nine of our current or former officers, directors and affiliates, entitled Global Energy Management v. Xethanol Corporation, et. al.  The lawsuit alleges fraud by the defendants in connection with GEM’s alleged investment of $250,000 in NewEnglandXethanol.  Initially, GEM sought more than $10,000,000 in damages plus pre-judgment interest and costs based on its alleged investment of $250,000.  In an amendment to its complaint, GEM has reduced its requested damages to $250,000.  Upon the Company’s motion, the court dismissed the complaint on February 23, 2009, holding that GEM could file an amended complaint only upon payment to the Company of $5,000 towards its legal fees.  On March 17, 2009, GEM paid the Company $5,000 and filed its fourth amended complaint against the Company and four former officers and directors, seeking recovery of its alleged $250,000 investment, lost profits, consequential damages, interest and costs.  The Company has asked the court for leave to move to dismiss the fourth amended complaint and has instructed counsel to vigorously represent and defend our interests in this litigation.

Spring Hope Manufacturing Facility.  In November 2006, we acquired the assets of Carolina Fiberboard Corporation, LLC, a former medium density fiberboard plant located in Spring Hope, North Carolina, for $4,000,000 in cash, 1,197,000 shares of our common stock, and warrants to purchase an additional 300,000 shares of our common stock at an exercise price of $4.00 per share.  We agreed to file a registration statement registering the resale of the shares of common stock issued at closing and the shares of common stock issuable on exercise of the warrants no later than 20 days after the effective date of another registration statement that became effective on August 10, 2007.  The warrants are exercisable until the third anniversary of issuance.  We have not filed a registration statement for these shares of common stock and warrants.

We have reevaluated this facility and have determined that it does not fit within our long-term corporate strategy.  On March 20, 2008, our board authorized management to pursue the sale of the facility, and management is doing so.  Upon the sale of the facility, we estimate that we would reduce our annual overhead by approximately $150,000.  Before we sell the property (or as a term of its sale), we will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property.  We can offer no assurances regarding how long it will take to sell the facility or the price we might receive.  In connection with the potential sale of the property, we performed a market study analysis of the amount that we can expect to realize upon the sale of the site and, based on this analysis, recorded a $4.2 million impairment loss as of December 31, 2007.  The Company also performed an analysis of the fair market value of the property at December 31, 2008 and determined that no additional impairment loss was necessary.

Renewable Spirits, LLC.  In December 2006, Southeast Biofuels, LLC, a newly formed subsidiary of CoastalXethanol, purchased assets from Renewable Spirits, LLC in exchange for $100,000 in cash, a $600,000 note payable over 120 months and a 22% membership interest in Southeast Biofuels.  The purchased assets consisted of equipment and intellectual property associated with an experimental system for the production of ethanol and other marketable co-products from waste citrus biomass, including Renewable Spirits’ rights under a cooperative research and development agreement with the U.S. Department of Agriculture’s Agricultural Research Service.

We have reevaluated our investment in Southeast Biofuels and have decided that it does not fit within our long-term corporate strategy.  On January 19, 2009, we entered into an agreement with Renewable Spirits to exchange our remaining 78% interest in Southeast Biofuels in return for cancellation of the remaining balance of $279,000 on the note.  As a result of this transaction, we no longer have any interest in Southeast Biofuels or the purchased assets.

Issuances of Securities

In addition to the issuances of our common stock and warrants to purchase our common stock in the transactions described above, we issued securities to raise additional capital in the transactions described below.

Senior Secured Note Financing.  On January 19, 2005, Old Xethanol completed a transaction with two institutional investors to refinance the acquisition of bank debt of its subsidiary that operated our Blairstown Facility.  At the closing of that transaction, the subsidiary issued senior secured royalty income notes in the total principal amount of $5,000,000.  The proceeds of the financing were used to:

•	satisfy the $3,000,000 demand note held by an Omaha, Nebraska commercial bank in connection with the purchase of the Blairstown Facility;
•	refurbish and upgrade production capacity at the Blairstown Facility;
•	fund start-up activities at the Blairstown Facility and related working capital requirements; and
•	pay legal and other professional fees.

In addition, on August 8, 2005, we completed another transaction with the same two institutional investors and, at the closing of that transaction, the subsidiary issued senior secured royalty income notes in the aggregate principal amount of $1,600,000.  We used the proceeds of the financing to repay funds we had advanced to the subsidiary, and we used those repaid funds for working capital and general corporate purposes.

The senior secured royalty income notes provided for interest to be paid semi-annually at the greater of 10% per year or 5% of gross revenues from sales of ethanol, wet distillers grain and any other co-products, including xylitol, at the Blairstown Facility, with principal becoming due in January 2012.  We had the right to require the holders of the notes, from and after January 2008, to surrender their notes for an amount equal to 130% of the outstanding principal, plus unpaid accrued interest.  The holders of the notes had the right to convert their notes into shares of our common stock at any time at a conversion price equal to $4.00 per share (equivalent to 1,650,000 shares), which was in excess of the $3.25 purchase price for shares sold in our February 2005 private offering in connection with the reverse merger.

On April 21, 2006, the holders of our $5,000,000 senior secured royalty income notes and $1,600,000 senior secured royalty income notes exercised their rights to convert the principal amounts of the notes into shares of our common stock at a price equal to $4.00 per share.  In connection with the conversions, we issued: (a) 1,250,000 shares of common stock and a three-year warrant to purchase 250,000 shares of common stock at a purchase price of $12.50 to the holders of the $5,000,000 notes; and (b) 400,000 shares and a three-year warrant to purchase 80,000 shares of our common stock at a purchase price of $12.50 to the holders of the $1,600,000 notes.  The subsidiary had pledged its land, buildings and site improvements, mechanical and process equipment, and specific personal property as security for the payment of the principal and interest of the notes.  Upon the conversion of the secured notes into our common stock on April 21, 2006, the security interest in our property was released.

Fusion Capital Common Stock Purchase Agreement.  On October 18, 2005, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, under which Fusion Capital agreed, under certain conditions, to purchase on each trading day $40,000 of our common stock up to an aggregate of $20 million over a 25-month period, subject to earlier termination at our discretion.  Under the terms of this agreement, we issued 303,556 shares of our common stock to Fusion Capital as a commitment fee.  We sold a total of 1,894,699 shares to Fusion Capital for net cash proceeds of $9,611,680.  On November 13, 2007, we and Fusion Capital agreed to terminate the agreement and a related registration rights agreement.

Multiple Investor Securities Purchase Agreement.  On April 3, 2006, we entered into a securities purchase agreement with 100 investors.  Under this agreement, on April 13, 2006, we issued to the investors:

•	6,697,827 shares of our common stock at a purchase price of $4.50 per share;
•	three-year Series A warrants to purchase up to 1,339,605 shares of common stock at an exercise price of $4.50 per share; and
•	three-year Series B warrants to purchase up to 669,846 shares of common stock at an exercise price of $6.85 per share.

We received $30,139,951 from the investors for these securities.  We also issued Series A warrants to purchase up to 606,938 shares of common stock to placement agents.  All of the warrants expired on April 13, 2009.  None of the warrants were exercised prior to their expiration.

In 2007, we filed a registration statement on Form SB-2, which the SEC declared effective on August 10, 2007.  The registration covered the resale of the 6,697,827 shares of common stock issued to these investors and the resale of up to 2,009,451 additional shares of common stock that were issuable on the exercise of Series A warrants and Series B warrants issued to those investors.  The registration statement also covered the resale of up to 606,938 additional shares of common stock that were issuable on exercise of the Series A warrants we issued to the placement agents.

Goldman Sachs Securities Purchase Agreement.  Also on April 3, 2006, we entered into a securities purchase agreement with Goldman Sachs.  Under this agreement, on April 13, 2006, we issued to Goldman Sachs:

•	888,889 shares of our common stock at a purchase price of $4.50 per share;
•	three-year Series A warrants to purchase up to 177,778 shares of common stock at an exercise price of $4.50 per share; and
•	three-year Series B warrants to purchase up to 88,889 shares of common stock at an exercise price of $6.85 per share.

We received $4,000,000 from Goldman Sachs for these securities.  If Goldman Sachs had exercised all of its warrants, its total investment would have been $5,408,890.  All of the warrants expired on April 13, 2009, and none were exercised prior to their expiration.

DESCRIPTION OF BUSINESS

Company Overview

Global Energy Holdings Group, Inc. (the “Company”), formerly named Xethanol Corporation, is a diversified renewable energy company based in Atlanta, Georgia.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”), which is developing renewable energy projects, including biomass projects, such as gasification, and landfill gas-to-energy projects.  The Company will need substantial additional capital to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital it needs on commercially acceptable terms, or at all.  See Item1A, “Risk Factors.”

Current Business Operations and Investments

Our current business operations and investments include:

•	the right to purchase all landfill gas generated at the Hickory Ridge Landfill in DeKalb County, Georgia.

•	the right to purchase all landfill gas generated at the Zemel Road Landfill in Port Charlotte, Florida.

•	utility energy service contract Master Agreement with AGL Services Company and The Southern Company.

•	minority investments in renewable energy or clean technology businesses.

We describe each of these current business operations and investments in greater detail below.  In addition, the Company entered into a definitive agreement on January 28, 2009 to acquire WoodTech, LLC and affiliated entities, which operate a wood fuel and landscape materials processing business in Cherokee County, Georgia.  The Company plans to complete the acquisition of WoodTech later this year, but will need to obtain financing to do so, which may not be available. The sellers in this transaction may terminate the purchase agreement before the deal can be completed.  Even if we are successful closing the acquisition of the WoodTech companies, financing will be required to meet our plans for the wood gasification facility at the WoodTech site and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

As discussed above, in 2008 we determined to focus our operations on the development of renewable energy projects, such as biomass gasification and landfill gas-to-energy projects, and to exit our heritage ethanol business.  In that connection, we have decided not to pursue certain business opportunities and to sell some of our assets.  As of May 1, 2008, we ceased producing ethanol at our Blairstown, Iowa facility and are actively seeking a buyer for that facility.  We are also seeking buyers for the former pharmaceutical manufacturing complex in Augusta, Georgia acquired from Pfizer, Inc. and the former medium density fiberboard plant in Spring Hope, North Carolina acquired from Carolina Fiberboard Corporation, LLC.  We cannot offer any assurance regarding how long it will take us to sell any of these facilities or the prices we might receive.  In addition, after evaluating our agreements to manufacture and sell a diesel biofuel based on technology that New Generation Biofuels Holdings, Inc. (formerly known as H2Diesel Holdings, Inc.) (“NGBF”) sublicensed to us, we have decided not to pursue that business and have sold all of our shares of common stock of NGBF.  We have also agreed to assign our rights and interests in our sublicense agreement with NGBF to 2020 Energy, LLC, an Arizona limited liability company, if 2020 Energy, LLC obtains the written consent of NGBF to the assignment. Finally, we have decided to not pursue the development of a citrus waste-to-ethanol demonstration plant in Florida and have assigned our interest in that project in exchange for the cancellation of a note issued in connection with that project.

Landfill Gas-To-Energy Business

Industry Overview

The landfill gas-to-energy industry utilizes gas that results as a byproduct of the decay of organic matter in municipal solid waste (“MSW”) landfills.  Landfill gas (“LFG”) consists of approximately 50% methane gas and 50% carbon dioxide, with other trace elements.  LFG is a reliable and renewable energy source and has a heat value ranging from 400 to 600 British Thermal Units (Btu) per cubic foot.  LFG can be used in various energy production applications, including direct use, electricity production and refinement to pipeline quality gas.  According to the U.S. Environmental Protection Agency (“EPA”), as of December 2008 there were at least 450 operational LFG projects in 43 states supplying 11 billion kilowatt hours of electricity and 77 billion cubic feet of LFG to direct use applications annually.

Landfill gas-to-energy projects are beneficial to the environment because they help reduce the emission of methane gas, a gas that is 20 times more potent as a greenhouse gas than carbon dioxide, from MSW landfills.  The emission of methane gas into the atmosphere can cause local smog and, as a greenhouse gas, has been linked to global climate change.  The EPA estimates that every one million tons of MSW in landfills produces 432,000 cubic feet of LFG per day.  Landfill gas-to-energy projects harness LFG emissions as a renewable source of energy while reducing the emission of harmful greenhouse gasses into the atmosphere.  LFG energy projects can also help offset the use of non-renewable fossil fuels, which emit greenhouse gasses linked to global climate change.

LFG is extracted from MSW landfills through vertical wells, and sometimes horizontal trenches, within the waste using flare vacuum systems.  Once harnessed, LFG has five principal energy uses: (1) direct heating (e.g., use as fuel in boilers, furnaces, etc.), (2) electricity generation (e.g., processed and used in internal combustion engines, turbines or fuel cells), (3) chemical feedstock to produce fuel such as methanol or diesel, (4) purification to pipeline quality gas for use in natural gas systems, and (5) heat recovery technology (e.g., Stirling cycle or organic Rankine cycle engines).

Source: U.S. Environmental Protection Agency Landfill Methane Outreach Program website.

According to the EPA, electricity generation accounted for approximately two-thirds of the operational LFG projects in the U.S. as of December 2008, and the majority of these projects use internal combustion engines or turbines.  Stirling cycle and organic Rankine cycle engines and fuel cell technologies are still in development stages.  Direct use of LFG to offset use of another fuel (such as natural gas, coal or fuel oil) accounted for approximately one third of operational projects.  Processing alternate fuels from LFG is an emerging area, and LFG has been successfully processed and delivered to natural gas pipeline systems as both high-Btu and medium-Btu fuel.  LFG has also been processed into compressed natural gas and liquefied natural gas for use as vehicle fuel.

LFG energy has the advantage of being a reliable, environmentally friendly source of energy and can also serve as a long-term price and volatility hedge against fossil fuels.  LFG energy projects also contribute to better waste management and environmental protection.  Recent laws and governmental programs suggest growing support for LFG energy projects.  However, LFG energy production involves high initial capital and transportation expenses, and low oil and gas prices can cause smaller LFG operations that lack economies of scale to be uncompetitive.  See Item 1A, “Risk Factors,” for a description of some of the difficulties and risks associated with our investment in landfill gas-to-energy projects.

Hickory Ridge Landfill Gas-to-Energy Project

On February 2, 2009, we acquired pursuant to a Landfill Gas Sale and Purchase Agreement dated November 14, 2008 (as amended, the “Hickory Ridge Agreement”) the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge Landfill located in Conley (DeKalb County), Georgia (“Hickory Ridge”) through December 31, 2029.  We intend to process the landfill gas collected at Hickory Ridge to convert it into a saleable energy product.  We paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge landfill gas purchase rights.

Pursuant to the Hickory Ridge Agreement, we will lease a portion of the Hickory Ridge property on which we will be required at our cost to acquire or construct a processing facility to process the landfill gas collected at Hickory Ridge.  We are also required, at our cost, to obtain all necessary permits and to construct all required pipelines and ancillary facilities to transport the collected landfill gas to the processing facility and the processed gas to any purchaser, as well as to install all metering and measuring equipment.   If we do not complete the processing facility, pipelines and ancillary facilities by December 31, 2010, subject to our right to extend the completion date through December 31, 2012 under certain circumstances, Republic will have the right to terminate the Hickory Ridge Agreement.

Once our processing facility commences commercial operation, we will pay Republic for landfill gas received at the processing facility a percentage royalty on the sum of the revenue that we collect from the sale of gas from the processing facility plus the value of certain environmental allowances, credits and offsets attributable to our processing facility’s displacement of conventional energy generation.  Our plans for the Hickory Ridge facility will require financing, and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

Port Charlotte, Florida Landfill Gas-to-Energy Project

On January 20, 2009, we acquired, pursuant to a project assignment agreement with North American Natural Resources—Southeast, LLC (“NANR”), NANR’s rights to purchase from Charlotte County, Florida all of the landfill gas generated at the Zemel Road Landfill located in Port Charlotte, Florida (“Zemel Road”) for 20 years following commencement of operations at Zemel Road and the exclusive right to construct and operate a landfill gas-to-energy project at Zemel Road, subject to the approval of Charlotte County.  On January 22, 2009, Charlotte County approved NANR’s transfer of its rights to the Zemel Road landfill gas-to-energy project to us and we, Charlotte County and NANR entered into a novation agreement to substitute us for NANR as a party to each of the Landfill Gas Purchase Agreement (the “Zemel Road Agreement”) and the Site Lease Agreement with Charlotte County.

The aggregate purchase price payable to NANR is $350,000.  At the closing, we paid NANR $100,000, which included credit for a non-refundable deposit of $10,000.  We will pay the remaining $250,000 of the purchase price in installments upon our completion of the following milestones:

•	$100,000 after procuring the air construction permit and the solid waste permit for the project;

•	$50,000 after installing the landfill gas collection system;

•	$50,000 after execution of a purchase power agreement with a local electric utility and an agreement with the utility for the construction of the necessary interconnect; and

•	$50,000 after the first anniversary of the commencement of operations (as defined in the Zemel Road Agreement).

If we are not able to achieve or attain any of the milestones listed above within a reasonable period of time, without any fault on our part, we will not be obligated to make the payment associated with that milestone or to pursue, or make any payment associated with, any subsequent milestone.  However, if we fail to complete construction of the landfill gas collection system and the facility to convert the landfill gas at Zemel Road into energy by January 22, 2010, we will become liable to Charlotte County for liquidated damages equal to $1,000 per day for each day of delay in completing the collection system and $200 per day for each day of delay in completing the energy facility.

We expect to make a $6,000,000 investment at this landfill for infrastructure and power generation equipment.  Once operational, we plan to sell power generated from LFG at this landfill to a local electric utility through a purchase power agreement.  We will pay Charlotte County for landfill gas received at the processing facility a royalty on the gross revenue (from megawatt sales) that we collect from the sale of power generated from LFG at Zemel Road to third parties, plus 80% of the revenue received from the sale of carbon credits in connection with this project, if and when available.  Our plans for the Port Charlotte facility will require financing, and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

Utility Energy Service Contracts

Industry Overview

Under utility energy service contracts (“UESCs”), federal government agencies partner with their franchised or serving utilities to implement efficiency and renewable energy projects.  UESCs are used by federal agencies to implement energy and water related upgrades and other strategies, with a goal to improve energy efficiency and conservation.  The utilities typically arrange financing to cover the upgrades and are repaid over the contract term from the cost savings generated by the energy efficiency measures.  According to the U.S. Department of Energy, more than 45 utilities have provided USECs to federal agencies, investing more than $600 million in project financing for energy and water efficiency upgrades at federal facilities since 1995.

According to a report of the U.S. Government Accountability Office released on October 2, 2008, the Department of Energy estimates that the federal government will have to invest approximately $1.1 billion annually through 2015 on energy efficiency projects to meet the requirement imposed by the Energy Independence and Security Act of 2007 (“EISA”) and Executive Order 13423, which require that federal government agencies reduce energy use, as compared against 2005 levels, 30% by 2015.  The report explains that due to a lack of upfront funding for such projects, agencies are relying on alternative funding mechanisms such as UESCs.

EISA also requires that 30% of hot water demand in new federal buildings (or buildings undergoing major renovations) be met with solar hot water equipment and that such buildings reduce fossil fuel energy use 55% by 2010 and 100% by 2030.  In addition, the Energy Policy Act of 2005 requires that of the total amount of electrical energy consumed by the federal government during any year, the following amounts be renewable energy: (1) not less than 3% in years 2007-2009, (2) not less than 5% in years 2010 through 2012, and (3) not less than 7.5% in years 2013 and thereafter.  These and other federal initiatives will likely involve projects requiring large investments of third party capital which could be financed through UESCs.

Our UESC Business

We provide project development, project management and installation, financing, contract administration, risk management, guaranteed performance, and optional guaranteed savings and maintenance services to our utilities customers to support their UESCs with Federal agency customers.

On October 14, 2008, our subsidiary GES entered into an agreement with AGL Services Company, a subsidiary of AGL Resources, Inc., a distributor of natural gas throughout the southeastern United States, to act as a nonexclusive subcontractor for AGL Services Company and its affiliates (collectively, “AGL”) in the performance of AGL’s obligations under contracts with the United States for the provision of energy conservation measures.  Pursuant to the agreement, we will, upon AGL’s request, identify and market energy management services to federal government facilities, including U.S. military installations, located in AGL’s service territory and designated by AGL.  We will also, upon AGL’s request, implement identified energy conservation measures at designated federal government facilities.  We will be paid a fee for our services, which will be determined on a project-by-project basis.  Under this agreement, AGL has requested us to implement energy conservation measures at the Agricultural Research Service facility of the United States Department of Agriculture located in Athens, Georgia.  The agreement with AGL Services Company will expire in November 2011, although AGL Services Company may terminate the agreement for convenience before then by giving 30 days notice.

On September 18, 2008 GES entered into a similar agreement with Gulf Power Company, an electric utility subsidiary of the Southern Company serving northwest Florida.  Under this agreement, we will act as Gulf Power’s nonexclusive subcontractor to implement energy conservation measures at federal government facilities identified by Gulf Power and located in its service territory.  We will be paid a fee for our services, which will be determined on a project-by-project basis.  The agreement with Gulf Power has a term of one year, but renews annually unless either party elects not to renew by giving 60 days notice prior to the expiration of the then current term.  On March 11, 2009, we amended our agreement with Gulf Power to expand our relationship to its parent, The Southern Company, as well as The Southern Company’s affiliates which include Alabama Power Company, Georgia Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Company Services, Inc., Southern Electric Generating Company, Southern Nuclear Operating Company, Inc., The Southern Investment Group, Inc., Southern Electric Railroad Company, Inc., and Southern Electric International, Inc.

Minority Investments

Carbon Motors Corporation.  In January 2008 we invested $250,000 in Carbon Motors Corporation, a new privately-held American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel.  Carbon Motors is currently showing its prototype vehicle, the Carbon “E7”.  Presently, over 1,000 law enforcement agencies have expressed an interest in purchasing the vehicle and have begun to place production slot reservations for the Carbon “E7”.  Carbon Motors is hoping to start full production by 2012.  For our investment, we received 200,000 shares of Series B Preferred Stock of Carbon Motors and a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of 5 years.

Consus Ethanol, LLC.  In January 2008, we loaned $500,000 to Consus Ethanol, LLC, a start-up ethanol producer based in Pittsburgh, Pennsylvania, pursuant to a convertible promissory note.  Consus has a permitted site in western Pennsylvania where it plans to build the first of several ethanol plants.  Its business model for that site calls for a cogeneration plant using waste coal to power the companion ethanol plant.  The note bears interest at the rate of 10% per annum and has an initial term of six months.  Prior to the maturity date, the note can be extended for an additional six months or can be converted to membership interests of Consus Ethanol, LLC.  Additionally, 160,000 warrants were issued at a strike price of $1.25 per unit and an expiration date of five years from the signing of the note.  At December 31, 2008, we agreed to a new loan of $548,493 which included the prior years’ principal and interest.  The loan matures on December 31, 2009 and bears an interest rate of 10% per annum.  An additional 160,000 warrants were issued with a strike price of $1.25 per unit and an expiration date four years from the signing of the note.

Biomass Business

Industry Overview

Biomass power, also called biopower, refers to electricity produced from biomass fuels, such as plant and animal products.  Biomass feedstock includes, for example, residues and waste from the wood and paper products industry, residues from food production and processing, and trees and grasses and other crops grown as energy crops.  Biopower technologies convert biomass fuels into electricity (and heat).

There are several processes that can be used to convert biomass into electricity, including boilers, gasifiers, turbines, generators and fuel cells.  The majority of  biomass electricity is generated today using a steam cycle.  As shown in the diagram below, in this process, biomass is combusted in a boiler to make steam, and the steam then turns a turbine connected to a generator that produces electricity.

Diagram: In a direct combustion system, processed biomass is the boiler fuel that produces steam to operate a steam turbine and generator to make electricity. – Source: U.S. Department of Energy Distributed Energy Program website.

Biomass can also be converted into a fuel gas in a gasifier.  In this method, sand at a temperature of approximately 1,500°F surrounds the biomass and creates a very hot, oxygen-deprived environment.  Under these conditions, wood or other biomass feedstock breaks apart and creates an energy-rich, flammable gas, which can be co-fired with wood or other fuel to make steam.

According to the U.S. Department of Energy, U.S. biopower plants have a combined capacity of 7,000 megawatts and use roughly 60 million tons of biomass feedstock to generate 37 billion kilowatt hours of electricity each year.  Modular biopower systems can also be used to hook into existing weak electricity transmission lines located in remote farming, ranching or industrial areas likely to produce biomass byproducts and that are far from central power plants to improve electricity distribution in such areas.

Biopower’s advantages include providing new markets for the nation’s farmers by introducing a new outlet for biomass byproducts.  Biomass is also sustainable and good for the environment.  It can help offset independence on non-renewable fossil fuels, help preserve crop land and, consequently, prevent soil erosion.  It also makes productive use of waste products that may otherwise be open-burned, left to rot or buried in landfills.  Biopower is compatible with traditional electricity production operations, and biomass fuel products can be co-fired with traditional fuels such as coal.  Biomass feedstock is generally available on demand.

Biopower production plants, however, currently have high cost structures when compared to production plants relying on traditional fuels such as coal and fossil fuels, in part, because biomass feedstocks contain less concentrated energy, are less economical to transport over long distances, and require more preparation than traditional fuels.  Competition with natural gas, the need to input high-yield, low-input energy crop farming practices, and the need for more research and development to improve biopower technologies are further obstacles to successful biopower operations.

Wood-Waste Facility in Cherokee County, Georgia

On January 28, 2009, we entered into a definitive agreement to acquire WoodTech, LLC and affiliated entities (collectively, the “WoodTech Companies”), which operate a wood fuel and landscape materials processing business in Cherokee County, Georgia.  We expect the acquisition of the WoodTech companies to close later this year.  Currently, the WoodTech Companies have the capacity to produce over 900,000 tons of biomass annually, and our acquisition of the WoodTech Companies would provide an immediate source of operating revenue to the Company.

The WoodTech Companies are also developing a 38 acre biomass recycling center in Ball Ground, Georgia, anticipated to be completed later this year.  The recycling center is expected to have the capacity to process annually over 1,225,000 tons of wood waste, which would otherwise be landfilled.  This processed wood waste will initially be sold to paper mills, or as mulch and potting soil.  The new biomass recycling center would be a strategic fit to our biopower strategy.

Our acquisition of the WoodTech Companies would also further our focus on biomass gasification in that we plan to install adjacent to the WoodTech facility a wood waste gasifier capable of converting up to 20% of the facility’s biomass into syngas to be used to fuel a steam boiler that would power a steam turbine generator to generate approximately 20 megawatts of “green” electricity for sale to a local utility.

Under the purchase agreement, either we or the Woodtech Companies can terminate the purchase agreement if the acquisition is not completed on or prior to February 17, 2009 due to the other party’s failure to satisfy a closing condition.  As of the date of this filing, we have not completed the acquisition of the WoodTech Companies. We will need to obtain financing to close the acquisition of the WoodTech Companies, which may not be available, and the sellers may terminate the purchase agreement before we can close the deal. While we plan to close our acquisition of the WoodTech Companies later this year, there can be no assurances that it will close then or that it will close at all.  Even assuming a successful closing of our acquisition of the WoodTech Companies, our plans for the wood gasification facility at the WoodTech site will require financing, and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

Government Regulation

Energy production and distribution is a highly regulated industry, and our business is subject to extensive federal, state and local, environmental, health, safety and transportation laws and regulations, which are administered by federal, state and local agencies.  Laws and regulations affecting our business deal with electricity generation and distribution, restrictions on emissions of greenhouse gasses and other pollutants into the atmosphere, and other environmental controls.  In addition, certain biofuel products we plan to produce are highly flammable and may be regulated under hazardous materials regulations.  We are also subject to work safety and hazard regulations and policies.

As part of our regulatory compliance, we will likely be required to obtain various permits and approvals, which can cost considerable money, time and effort.  There cannot be any assurances that we will continue to be able to obtain and maintain required permits and approvals, and once obtained, permits are subject to renewal, modification, suspension or revocation by the issuing governmental authority.  Compliance with regulatory and permitting requirements could require us to make significant capital expenditures, although most of these expenditures are made in the normal course of business and do not place us at a competitive disadvantage with other similar businesses.

Some of the primary laws that affect our business are summarized below:

•      Comprehensive Environmental Response, Compensation and Liability Act (CERCLA):  Under CERCLA, analogous state laws, and other environmental laws and regulations, we may become responsible for all or part of the costs of investigation and remediation and/or damage to natural resources for environmental contamination at sites where we operate or off-site locations where we arrange for the disposal of hazardous materials.  CERCLA imposes strict liability for cleanup of hazardous material disposal sites on current and former operators and owners of the sites and on generators of the hazardous materials at the site, and liability can result even from the lawful and non-negligent release of hazardous materials.  Because our LFG operations are located on or near landfill sites and because our biomass business deals with waste products, we may have exposure to liability under CERCLA.  These matters could result in significant expenditures by us for investigation and/or clean-up or other costs.

•      Clean Air Act:  Emissions from our operations will be subject to regulation under the Federal Clean Air Act of 1970, as amended (“Clean Air Act”), and similar state and local laws, regulations, and related air discharge permitting requirements.  At the federal level, these regulations are administered and enforced by the EPA.

•      OSHA:  Our operations are regulated by the Occupational Safety and Health Act and its regulations (OSHA).  OSHA requires us, as an employer, to maintain a workplace free of recognized hazards likely to cause death or serious injury and imposes various disclosure, reporting and record keeping obligations relating to workplace safety conditions, accidents and injuries.

Several laws, regulations and governmental programs act to promote the LFG and biomass energy industries by providing incentives to users of renewable and alternative energies or imposing requirements on energy consumers to increase use of alternative energy sources.  The following are some of the primary laws, regulations and governmental programs that promote the LFG and biomass energy industries:

•      The Energy Policy Act of 2005:  The Energy Policy Act of 2005 (“EP Act 2005”) has had a significant impact on the growth of the biofuel and ethanol industry.  The EP Act of 2005 requires, among other things, that the total amount of electric energy the federal government consumes during a fiscal year includes the following amounts of renewable energy: (1) not less than 3% in fiscal years 2007 through 2009, (2) not less than 5% in fiscal years 2010 through 2012, and (3) not less than 7.5% in fiscal year 2013 and each fiscal year thereafter.  Renewable energy under the EP Act 2005 includes electric energy generated from biomass and landfill gas, in addition to solar, wind, ocean, geothermal and new hydroelectric generation.  This portion of the EP Act 2005 could cause an increase in the demand for renewable energy products, including biofuels and biopower.

•      The Energy Independence and Security Act of 2007.  The Energy Independence and Security Act of 2007 (“EISA”) provides that domestic sources of renewable energy should provide 25 percent of energy consumed in the United States by 2025.  EISA also allocates funds for biofuels research and development.  These provisions of EISA could increase the demand for the types of biopower we plan to generate.  In addition to biofuel provisions, EISA requires that total energy use in federal buildings, relative to 2005 levels, be reduced 30% by 2015, and that new federal buildings and major renovations reduce fossil fuel energy use, relative to 2003 levels, 55% by 2010 and 100% by 2030.  These provisions of EISA may create an increase in demand for our UESC and renewable energy businesses.

•      EPA Landfill Methane Outreach Program:  The Landfill Methane Outreach Program (LMOP) is a voluntary assistance program administered by the EPA that encourages the recovery and use of LFG as an energy resource.  LMOP forms partnerships between communities, MSW landfill owner/operators, utilities, power marketers, States, project developers, tribes and non-profit organizations to overcome barriers to landfill gas-to-energy project development.  LMOP provides assistance with project feasibility assessment, financing and marketing of the benefits of LFG energy projects.  LMOP assistance can include technical assistance, guidance materials, software to assess economic feasibility of projects, help in creating partnerships and locating financing, and informational and marketing materials to promote the benefits of LFG energy.

•      The American Recovery and Reinvestment Act of 2009:  A stated goal of the American Recovery and Reinvestment Act of 2009 (“ARRA”) is to revive the renewable energy industry and provide capital over the next three years to eventually double domestic renewable energy capacity.  The following is a summary of some provisions of the ARRA that we believe will be beneficial to the LFG and biomass energy industries, although there are no assurances that the Company will benefit directly or indirectly from these provisions:

▪      ARRA appropriates $16.8 billion to the U.S. Department of Energy’s Office of Energy Efficiency and Renewable Energy, which funds will be used in part, to provide research grants and loan guarantees.

▪      ARRA appropriates $6 billion for loan guarantees under Section 1705 of the EP Act 2005 for projects involving renewable energy, electricity transmission and leading-edge biofuel technologies that will start construction by September 30, 2011.

•      Renewable Energy Production Tax Credit:  The renewable energy tax credit under Section 45 of the Internal Revenue Code allows a tax credit for each kilowatt hour of electricity produced from biomass from qualified facilities and sold to unrelated parties.  The tax credit is available for ten years from the date the qualified facility is placed into service and is subject to adjustment based on inflation and other factors.  For fiscal year 2008, the tax credit for electricity produced from open loop biomass was $0.01 per kilowatt hour.  ARRA extended the Section 45 tax credit to apply to qualified facilities that are placed into service before January 1, 2014.

While the foregoing laws and governmental programs generally promote the LFG and biomass power industries, there are no assurances that we will be able to directly or indirectly benefit from such laws or governmental programs.

Competition

Landfill Gas and Biomass Energy Business

We compete with utilities and energy producers that use traditional fuel sources, such as coal, oil, natural gas and nuclear energy, and other companies of varying size that produce LFG and biomass energy.  Some of our competitors have greater financial and technical resources than we do.  Also, lower costs of traditional fuel sources can cause energy production from LFG and biomass to be uncompetitive in the energy markets.

LFG and biomass power operations require large upfront capital expenditures, and we lack the economies of scale that some of our larger competitors have.  In addition to traditional power generators, we compete with other producers of biopower, and many well-established technology firms and traditional energy producers are beginning to enter the biopower industry, including General Electric, British Petroleum, Shell, Siemens and Conoco/Phillips, among others.  These competitors have greater capital resources and market exposure than the Company.

UESC Business

Our utilities clients (through which we engage in the UESC business) compete with energy services companies in the turnkey energy efficiency market for federal projects.  These companies can be much larger with higher overheads and may be attached to a specific equipment manufacturer for controls or HVAC equipment.   These companies include  Noresco, Chevron, Honeywell, Siemens and Johnson Controls.  The utilities hold long standing relationships with their largest customers and work diligently to uphold superior customer service and maintain strong relationships.  To the extent our UESC utilities clients are unable to compete effectively with other energy service companies in the UESC industry, our UESC business will be negatively impacted.

Research and Development

We have research and development agreements with leading national laboratories and universities, such as the U.S. Department of Agriculture’s Forestry Products Laboratory); the U.S. Department of Energy’s National Renewable Energy Laboratory; Virginia Tech; and The University of North Dakota’s Energy & Environmental Research Center.  To date, however, we have been unable to commercialize any of the technologies identified under these agreements.  We do not intend to continue to fund any of these agreements.  We do not anticipate significant future research and development expenses, as we plan to rely on existing technologies in our business.  Our research and development expenses for the years ended December 31, 2008 and 2007 were $235,000 and $861,000 respectively.  Our research and development expense in 2008 was due to amortization on our research agreements and payments made under consulting arrangements.

Intellectual Property Rights and Patents

New Generation Biofuels Sublicense

We have entered into an amended and restated sublicense agreement, dated June 15, 2006 (the “Sublicense Agreement”), with New Generation Biofuels Holdings, Inc. (“NGBF”), pursuant to which we were granted a sublicense to use patents and related intellectual property related to a certain chemical additive for use in making bio-fuel for internal combustion engines and related technology.  Under the Sublicense Agreement, we have an exclusive license to make, use and sell products manufactured using the NGBF fuel additive in Maine, Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island, New York, Pennsylvania, Delaware, New Jersey, Virginia, West Virginia, North Carolina, South Carolina, Georgia and Florida, and (b) a non-exclusive license to sell those products anywhere else within North America, Central America and the Caribbean.  NGBF granted us the Sublicense Agreement pursuant to a license agreement between NGBF and the inventor of the fuel additive and related technology.

Under the Sublicense Agreement, NGBF must sell us additive in quantities sufficient to meet our requirements for the production of product at the lower of its actual cost or the price at which it sells additive to unrelated third parties, or at such other price as we and NGBF may agree.  We are obligated to pay certain royalties to NGBF based on sales of products by us or our sublicensees.  The royalty that we must pay per gallon of product that we or our distributors sell is the lesser of $0.10 per gallon or the lowest per gallon royalty that NGBF charges to unrelated entities.  During the initial term of the agreement, for each twelve-month period beginning on the date (the “Trigger Date”) on which NGBF first notifies us that it can produce and deliver additive in sufficient quantities to meet our requirements, is able to do so and provides us with the technical and engineering specifications necessary for a plant to produce the products, we are obligated to pay NGBF a minimum royalty equal to the royalty that would have been paid had a specified amount been sold during that twelve month period.  For the first twelve-month period, the specified amount is 20,000,000 gallons of product and for each succeeding twelve-month period the amount increases by 10,000,000 gallons.  Generally, if we fail to pay the minimum royalties, NGBF may either terminate the Sublicense Agreement or convert our exclusive rights under the Sublicense Agreement to non-exclusive rights.

The initial term of the Sublicense Agreement is for ten years from the Trigger Date.  Thereafter, the Sublicense Agreement automatically renews for successive one-year periods provided there is no existing default at the time of renewal.  As of March 31, 2009, the Trigger Date had not yet occurred and accordingly, we had not recorded any royalty expense under the Sublicense Agreement.  We do not presently intend to pursue the manufacture and sale of a diesel biofuel based on NGBF’s technology.  We have sold all of our shares of common stock of NGBF in a series of market sales and one private resale transaction.  On March 17, 2009, as part of the private transaction, we also agreed to assign our rights in the Sublicense Agreement to 2020 Energy, LLC, an Arizona limited liability company, if 2020 Energy, LLC obtains the written consent of NGBF to the assignment.

Employees

We had 21 employees as of March 1, 2009, and all of these employees are full time.  None of these employees is covered by a collective bargaining agreement, and our management believes that our relations with our employees are good.

ITEM 1A.           RISK FACTORS

Set forth below are certain risk factors related to the Company’s business.  The risk factors described below may not include all of the risk factors that could affect the future results of our business.   The occurrence of any of the following or other risks could materially impair our business, financial condition and results of operation.  In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Capital Requirements

Our capital resources are limited and we must raise substantial additional capital to execute our business strategies and fund our operations.

As of December 31, 2008, we had working capital (current assets in excess of current liabilities) of $1.5 million compared to working capital as of December 31, 2007 of $10.8 million.  We will need to raise substantial additional capital to implement the shift of our business strategy from ethanol production to renewable energy production and to support our operations until (and if) we are able to generate sufficient revenues to meet our capital needs.  There can be no assurance that we will be able to raise the necessary capital to fund our development and operations or generate sufficient revenues in the future to fund our capital needs and achieve profitability.

We have a history of net losses.  If we do not achieve significant amounts of additional revenue and become profitable, we may be unable to continue our operations.

We incurred net losses of $13.3 million for the year ended December 31, 2008; $31.3 million for the year ended December 31, 2007; $20.2 million for the year ended December 31, 2006; and $11.4 million for the year ended December 31, 2005.  We have funded our operations primarily through the sale of our securities and our non-productive physical assets and expect to continue doing so for the foreseeable future.  We expect to continue to incur net losses for the foreseeable future as we continue to develop our renewable energy projects and execute on our long-term strategies.  Our ability to generate and sustain significant additional revenues or achieve profitability will depend, in part, on the factors discussed elsewhere in this Item 1A, “Risk Factors”.  We cannot assure you that we will be able to achieve or sustain profitability or that our operating losses will not increase in the future.  If we do not achieve significant amounts of additional revenue and operate at a profit in the future, we may be unable to continue our operations.  If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We will need to raise additional funds to achieve our business objectives, and financing may not be available when needed.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2009, we had cash and cash equivalents of approximately $120,000, compared to cash and cash equivalents of $9.5 million as of March 1, 2008.  We need substantial additional capital to implement our revised business strategy to develop landfill gas and biomass energy projects.  In particular, we intend to build and develop our Hickory Ridge and Port Charlotte landfill sites, which will require considerable capital expenditures.

We currently have no commitments for additional financing, and given the current economic and financial climate, there can be no assurance that we will be able to obtain additional debt or equity financing on commercially acceptable terms, or at all.  Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete.  We have ceased ethanol production at the Blairstown Facility and have taken other measures to curtail our expenses and operating losses and may need to take further steps in that regard.  We may also need to forego other business opportunities if we are unable to raise additional funds to meet our capital needs.  Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may require significant payment obligations and covenants that restrict how we operate our business.  If we are unable to access the capital markets to finance our various projects, we may be unable to continue our operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

We may fail to produce sufficient operating revenues to meet our capital needs.

The Company’s only source of revenue during 2008 was from its sales of ethanol and related products produced at the Blairstown Facility.  As of May 1, 2008, the Company has ceased production of ethanol at the Blairstown Facility in order to reduce operating losses, and we are actively seeking a buyer for that facility.  If we close our acquisition of the WoodTech Companies as planned, we anticipate the WoodTech Companies will provide an immediate source of revenue for the Company going forward, but there can be no assurance that we will successfully close our acquisition of the WoodTech Companies as planned or at all.  If we are able to complete our acquisition of the WoodTech Companies, there can be no assurances that the WoodTech Companies will produce sufficient revenues to meet our capital needs.  We cannot be sure that we will be able to achieve revenues from our landfill gas-to-energy projects, which are still in the developmental stages.

We face various risks as a result of the current “credit crisis” and the uncertain economic environment.

The current “credit crisis” has affected or may affect us in several ways.  We will likely face difficulties in obtaining the necessary debt and equity capital we need to pursue our business plan, which requires a significant amount of capital.  The difficult credit environment may also affect our plans to sell one or more of our facilities to the extent that purchasers need to finance the purchase of those facilities.  The recent bankruptcy filing of ethanol producer VeraSun Energy Corporation may also depress the value of ethanol plants like the Blairstown Facility, which we are trying to sell.  If we are unable to obtain acceptable financing for our landfill gas-to-energy and biomass projects, or the economic climate deteriorates further, we may be unable to pursue our business plan, which would have a material adverse effect on our business, results of operations and financial condition.

We may not be able to effectively manage our acquisition and construction costs.

We may suffer from rising costs in integrating new acquisitions and construction of new facilities.  Both our Hickory Ridge and Port Charlotte landfill gas sites require substantial construction to make the facilities operational.  Upon a successful closing of our acquisition of the WoodTech Companies, they will also require substantial integration and development costs throughout 2009.  We may not be able to effectively manage our fund raising, capital resources, and construction and integration projects as we develop our landfill gas-to-energy and biomass projects, and a failure to effectively manage these aspects of our business could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business

We are shifting our business strategy from ethanol production to the development of renewable energy projects such as landfill gas-to-energy and biomass energy production.

We may encounter financial and operational difficulties in shifting our business strategy from our legacy ethanol business to renewable energy projects such as landfill gas-to-energy and biomass energy production.  We anticipate our shift in strategy to require significant capital expenditures and integration efforts as we bring new projects online.  We cannot be certain that we will be able to obtain necessary financing on commercially reasonable terms or otherwise, nor can we be certain of the degree and scope of operational and integration problems that may arise.  As part of our shift away from our ethanol business, we have ceased production of ethanol at the Blairstown Facility, which was the only source of revenue for the Company in 2008, and there can be no assurance that our new projects will become operational and produce sufficient revenues to support our business as a going concern.

We may not be able to complete our acquisition of the WoodTech Companies.

On January 28, 2009, we entered into a definitive agreement to acquire WoodTech, LLC and affiliated entities, which operate a wood fuel and landscape materials processing business in Cherokee County, Georgia.  The acquisition of the WoodTech Companies is a key part of our biomass business strategy.  The purchase agreement provides that either the Company or the WoodTech Companies can terminate the purchase agreement if the transaction does not close on or before February 17, 2009 due to the other party’s failure to satisfy a condition to closing.  The Company did not complete the purchase of the WoodTech Companies on or before February 17, 2009.  While the Company plans to complete the acquisition of the WoodTech Companies later this year, it is possible that the WoodTech Companies could terminate the purchase agreement prior to closing, and there can be no assurance that the acquisition will be completed as planned or at all.  Failure to complete the acquisition of the WoodTech Companies could have a material adverse effect on our business, results of operation and financial condition.

There are significant barriers to entry to the landfill gas-to-energy and biomass energy industry, and we may not be able to successfully surmount those barriers and establish a profitable renewable energy business.

There are significant barriers to entry and other risks related to the landfill gas-to-energy and biomass energy businesses, including high initial capital expenditure costs to develop and construct functional processing facilities, the high cost and potential regulatory and technical difficulties in integrating into local markets and distribution systems, high transportation costs (such as construction of dedicated pipeline and electricity transmission lines for relatively small amounts of gas and electricity), an often limited or unstable marketplace, competition from low oil and natural gas prices, regulatory difficulties including obtaining necessary air discharge and other permits, difficulties in negotiating power contracts with local utilities, educating the market regarding the reliability and benefits of landfill gas and biomass energy products and services, costs associated with environmental regulatory compliance, and competing with larger, more established energy companies.  There can be no assurance that we will be able to overcome these barriers to entry and other risks as we develop our landfill gas-to-energy and biomass businesses.

Our new business strategy is in an early development stage, our business strategy may not be accepted in the marketplace, and we may be unable to achieve profitability.

We are in the early development stage of our landfill gas and biomass energy businesses.  We currently have plans to construct landfill gas-to-energy facilities at our Hickory Ridge, Georgia and Port Charlotte, Florida sites, and we may pursue additional landfill projects in the future.  If we successfully complete our acquisition of the WoodTech Companies, we will also continue the WoodTech Companies’ development of a 38 acre biomass recycling center in Ball Ground, Georgia that is currently in process, and we intend to implement a biomass gasification operation there.  Our lack of operating history in the landfill gas-to-energy and biomass recycling and gasification industries precludes us from forecasting operating results based on historical results.  There can be no assurances that the assumptions underlying our senior management’s current analysis of potential markets, opportunities and difficulties that the Company will face reflect current and future trends in our industry or the market’s reaction to our products and services or that our operations will be successful.  If we are unable to develop and implement our landfill gas-to-energy facilities, complete the acquisition of the WoodTech Companies and/or upon completion of the WoodTech Companies acquisition, develop and implement the biomass recycling project (and any future projects the Company undertakes), we may never achieve profitability.  Even if we do achieve profitability, we cannot predict the level of such profitability, and it may not be sustainable.

If we are unable to complete development of our landfill gas-to-energy project at Hickory Ridge, Georgia within required time frames, we may lose our rights to landfill gas at that site and our investments in that project.

Pursuant to our Hickory Ridge Agreement with Republic Services, Inc., we must complete the processing facility, pipelines and ancillary facilities at the Hickory Ridge landfill site by December 31, 2010, subject to our right to extend the completion date through December 31, 2012 under certain circumstances.  If we fail to complete the processing facility, pipelines and ancillary facilities by the completion date, Republic will have the right to terminate the Hickory Ridge Agreement, and we could lose our investment in the Hickory Ridge project.

If we are unable to complete development of our landfill gas-to-energy project at Zemel Road within required time frames, we will become liable for liquidated damages that could have a material adverse effect on our financial condition.

 If we fail to complete construction of the landfill gas collection system at our Zemel Road project and the facility to convert the landfill gas at our Zemel Road project into energy by January 22, 2010, we will become liable to Charlotte County for liquidated damages equal to $1,000 per day for each day of delay in completing the collection system and $200 per day for each day of delay in completing the energy facility.  To the extent we incur these liquidated damages, they could have a material adverse effect on our business and financial condition.

We may not be able to successfully negotiate and execute the engineering, procurement and construction contracts with vendors necessary for completion and financing of our landfill gas-to-energy projects and construction of the expanded WoodTech Companies biomass recycling facility.

Development and construction of our landfill gas-to-energy projects at the Hickory Ridge and Zemel Road landfills, and, assuming successful completion of our acquisition of the WoodTech Companies, completion of the WoodTech Companies’ 38 acre biomass recycling center in Ball Ground, Georgia, will require that we negotiate acceptable contracts with construction and other vendors.  We cannot assure that we will be able to identify and enter into acceptable contracts with the necessary construction and other vendors, and our failure to do so would limit our ability to implement our business strategy, which would likely have a materially adverse effect on our business, results of operations and financial condition.

Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results.  Any strategic acquisition we make could have a dilutive effect on our current stockholders’ investment.

As part of our growth strategy, we may seek to acquire or invest in complementary businesses, facilities or technologies.  We intend, after we make an acquisition, to integrate the acquired assets into our operations and reduce operating expenses.  The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for the ongoing management of our business.  We can provide no assurances that we will in fact realize the anticipated benefits of any acquisition we pursue or complete.  In addition, our planned acquisition of the WoodTech Companies includes the issuance of 4 million shares of our common stock to the sellers of the WoodTech Companies, and future acquisitions could involve issuances of equity securities that could have a dilutive effect on our current stockholders’ investment.  Furthermore, the planned acquisition of the WoodTech Companies includes the issuance by us of a $1.98 million promissory note and the assumption of the WoodTech Companies debt and accounts payable, and future acquisitions could involve the incurrence of debt, contingent liabilities and amortization expenses, any of which could materially and adversely affect our operating results and financial condition.  Acquisitions also involve other risks, including entering geographic markets in which we have no or limited prior experience and the potential loss of key employees.

We depend upon our officers and key personnel, and the loss of any of these persons could adversely affect our operations and results.  We may not be able to recruit and hire qualified personnel necessary for the successful growth of our business.

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

The energy industry is intensely competitive, and if we cannot gain market share, we may not earn sufficient revenues to continue as a going concern.

The energy industry is very competitive.  Among our competitors are large multi-national corporations with substantially greater capital resources, operating experience, research and development resources and market penetration than us, and their activities in the marketplace may negatively affect our operations and our ability to attract customers for our energy products and services.  New competitors, some of which may have extensive experience in the energy industry or greater financial resources than us, may enter our market, and increased competition could hinder our ability to gain market share.  In addition, if we are unable to develop and market energy products and services that are superior to our competitors (including competitors operating in both the traditional and renewable energy fields) in quality, pricing and services, we may not be able to operate on a competitive basis.  If we are unable to effectively compete with our competitors, our business, operating results and financial condition could be seriously harmed.

Fluctuations in the price of natural gas and other traditional fuel sources can have an adverse effect on the demand for our landfill gas.

Volatility in the prices for natural gas and other traditional energy fuels, and in particular, a drop in the prices for such traditional energy fuels, may cause the production and sale of our landfill gas products to become uncompetitive and adversely affect our business.  Also, the business viability of, and political support for, environmentally friendly, renewable energy generally in the past has been inversely correlated with the price of traditional energy sources.

An increase in demand for wood waste products could adversely affect our ability to obtain wood waste feed stock for our biomass business.

If we complete our planned acquisition of the WoodTech Companies, wood waste will be an important feedstock for our biomass business, and an increase in demand for wood waste products would likely result in an increase in the demand and price for wood waste feed stock.  Such an increase in demand for wood waste feedstock could interfere with our ability to locate and purchase wood waste feedstock at competitive prices, which could cause our planned wood waste biomass business to be uncompetitive and have a material adverse effect on our business.

Our results of operation may fluctuate.

Our operating results may fluctuate significantly as a result of a variety of factors, some of which are outside our control, including: (1) our ability to penetrate markets and obtain customers, (2) the cost of competitive fuel sources, such as natural gas, coal and oil, (3) the acceptance of LFG and biomass energy in the markets, (4) our ability to obtain financing for our projects, (5) changes in laws and regulations applicable to the energy industry and our ability to obtain and maintain applicable governmental approvals, (6) general economic conditions as well as conditions specific to the energy industry, and (7) our ability to produce an energy product competitive on a quality, pricing and services basis compared to other companies in the energy industry.

We are currently party to a lawsuit, and this pending or future litigation could result in material adverse consequences against the Company.

On July 28, 2008, the Company, one of our subsidiaries and six of our current officers and employees, were sued by Jacoby Energy Development, Inc. (“JEDI”) and other plaintiffs alleging, among other things, breach of a mutual nondisclosure agreement, tortuous interfered with the plaintiffs’ business and misappropriation of the plaintiffs’ trade secrets.  See Item 3, “Legal Proceedings – Jacoby Energy Development, Inc.”  A ruling in this case adverse to the Company could result in permanent injunctive relief and liability for compensatory, general and punitive damages, potentially in excess of $10 million.  In addition to the JEDI case, we are party to litigation with Global Energy and Management, LLC (see Item 3, “Legal Proceedings – Global Energy and Management, LLC Lawsuit”), and we may become involved in other litigation matters in the ordinary course of our business from time to time.  Litigation is subject to inherent uncertainties.  An adverse result in the JEDI case, the Global Energy and Management, LLC case or other matters that may arise from time to time could involve adverse judgments or settlements against the Company that require substantial payments and/or injunctive relief against the Company that restricts the manner in which we conduct our business, which could have a material adverse effect on our business, results of operations or financial condition.  In addition, we may incur substantial legal and other expenses, and our management may be significantly distracted by our current or any future litigation matters.

Risks Related to Government Regulation

Our projects are subject to extensive governmental approval processes which could delay the implementation of our business strategy.

The energy industry is highly regulated in many markets.  We believe our projects will be supported by regulatory authorities, particularly given rising interest in sustainable, environmentally friendly energy sources.  However, new laws, regulations and policy guidelines could alter applicable requirements or require additional levels of approval, permitting or compliance standards, and if we are unable to obtain and maintain applicable governmental approvals in the markets where we operate, our financial condition and operating results could be seriously harmed.

Because we operate on or near MSW landfill sites and use waste materials as feedstock for our operations, we may have an increased exposure to environmental liabilities.

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment, siting of facilities, remediation of contamination, and other matters relating to environmental protection.  Compliance with these laws and regulations can be difficult and costly.  We could become liable under federal, state or local environmental laws and regulations for substantial administrative, civil and criminal penalties, injunctive relief, and private damages.  For example, under CERCLA, we could be held strictly liable for the removal and remediation of any past or present hazardous substance contamination at any of our facilities, at neighboring properties where migration of hazardous substances from our facilities has occurred, or at third party sites where we have arranged for hazardous substances to be disposed.  We could also be held liable for environmental damage and/or health consequences that arise as a result of contamination from hazardous substances caused by our operations.  We may incur substantial costs to comply with applicable environment, health and safety laws and regulations, and we may discover currently unknown environmental problems or conditions that could give rise to claims that may involve material liability and expenditures for us.

Failure to comply with laws, regulations and rules related to governmental contracts, including passing audit inspections, and changes in governmental policies or allocation of resources could adversely affect our UESC business.

The UESC business, which we are pursuing as part of our new business strategy, relies on contracts with governmental entities and is subject to specific rules, regulations and approvals applicable to government contractors.  We are subject to routine audits by governmental agencies to assure our compliance with these requirements.  Failure to comply with these or other laws and regulations could result in contract terminations, suspension or debarment from contracting with the U.S. federal government, civil fines and damages and criminal prosecution.  In addition, changes in procurement policies, budget considerations, unexpected U.S. developments, such as terrorist attacks, or similar political developments or events abroad that may change the U.S. federal government’s national security defense posture may affect sales to government entities.  This market can be affected by changes in energy costs or governmental regulations that would decrease the incentive for customers to update or improve their energy and water related infrastructure.

Lax enforcement of environmental and energy policy regulations by federal, state and local governments could adversely affect the demand for our renewable energy products and services.

Our success will depend, in part, on effective enforcement of existing environmental and energy policy regulations against the producers and consumers of energy produced from conventional fuel sources such as fossil fuels and coal.  Many of our potential customers are unlikely to switch from the use of conventional fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of renewable energy.  Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements.  Even if the current trend toward cleaner energy sources continues, our future prospects will depend on the ability of our renewable energy products to satisfy regulatory and market standards for “green” energy more efficiently than other alternative products and technologies offered by our competitors.

Risks Related to an Investment in Our Common Stock

Our common stock price has fluctuated considerably, and stockholders may not be able to resell their shares at or above the price at which they purchased those shares.

The market price of our common stock has fluctuated in the past, and may continue to fluctuate significantly in response to factors, some of which are beyond our control.  For example, since our reverse merger in February 2005 and through March 13, 2009, the high and low closing sale price for our common stock has been $15.19 and $0.07 per share, respectively.  Factors that could affect the market price of our common stock include the following:

•	our inability to integrate our acquisitions as efficiently as we expect;
•	market factors affecting the demand and price for electricity and natural gas;
•	discontinuation or limitations on state and federal tax credits for renewable energy;
•	our inability to construct our facilities as efficiently as we expect;
•	environmental restrictions increasing the costs and liabilities of renewable energy; and
•	changes in market valuations of similar companies, and fluctuations in stock market prices and volumes generally, and more particularly, in securities of energy companies.

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

Our common stock is subject to "penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, which may make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve the investor’s account for transactions in penny stocks, and the broker or dealer must have received from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the investor, and make a reasonable determination that the transactions in penny stocks are suitable for that investor and the investor has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.  In addition, the broker or dealer must provide certain disclosures to the investor related to the risks involved in penny stock investments.  Generally, brokers and dealers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and depress the market value of our stock.

Future issuances of our common stock or other dilutive events may adversely affect prevailing market prices for our common stock.

We are currently authorized to issue up to 100,000,000 shares of common stock, of which 29,070,103 shares were issued and outstanding as of March 1, 2009, and an additional 9,792,764 were reserved for issuance as of March 1, 2009.  Of the shares of common stock we have reserved for issuance, 92,930 shares were reserved for issuance for options that have not yet been granted under our 2005 Incentive Compensation Plan.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the 61,137,133 authorized shares of our common stock that are not outstanding or reserved for issuance and to grant options or other awards under our 2005 Incentive Compensation Plan.  The board may issue shares or grant options or warrants to purchase shares of our common stock at a price that reflects a discount from the then-current market price of our common stock.  In addition, the planned acquisition of the WoodTech Companies includes the issuance of shares of our common stock to the sellers.  The issuance of shares (or options or warrants to purchase shares) of our common stock and the exercise of any of the options or warrants described above will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

We may issue shares of preferred stock without stockholder approval that may adversely affect the economic interest and voting rights of holders of our common stock.

Our certificate of incorporation authorizes us to issue up to 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with rights to receive dividends and distributions upon liquidation in preference over any dividends or distributions upon liquidation to holders of our common stock and with conversion, redemption, voting or other rights that could dilute the economic interest and voting rights of holders of our common stock.  The issuance of preferred stock could also be used as a method of discouraging, delaying or preventing a change in control of our Company or making removal of our management more difficult, which may not be in the interest of our holders of common stock.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our operating results, financial condition and stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.  Beginning with our 2007 fiscal year, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which, among other things, requires our management to assess annually the effectiveness of our internal controls over financial reporting.  Beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2009, our independent registered public accounting firm will be required to issue an attestation report on our internal controls over financial reporting.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as those standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our operations, financial condition and stock price.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our officers and directors have significant voting power and may take actions that may not be in the best interest of all other stockholders.

If our current directors and executive officers exercise all of their stock options, they would, as a group, own 14.2% of our currently outstanding shares of common stock, which, if acting collectively, could permit them to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions, which in turn could result in delaying or preventing a change in control and might adversely affect the market price of our common stock.

Provisions in our certificate of incorporation and bylaws and under Delaware law could inhibit a takeover at a premium price.

As noted above, our certificate of incorporation authorizes us to issue up to 1,000,000 shares of preferred stock with such designations, rights and preferences as our board of directors may determine from time to time.  Our bylaws limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings.  Each of these provisions may have the effect of discouraging, delaying or preventing a change in control of the Company or making removal of our management more difficult, which may not be in the interest of the holders of our common stock.  Delaware law also could make it more difficult for a third party to acquire us.  Specifically, Section 203 of the General Corporation Law of the State of Delaware may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging take-over attempts that might result in a premium over the market price for the shares of our common stock.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.              PROPERTIES

We maintain our principal executive and administrative offices at 3348 Peachtree Road, NE, Suite 250, Tower 200, Atlanta, Georgia 30326, where we lease 6,354 square feet of office space.  The lease commenced on June 15, 2007 and has a term of 42 months, scheduled to expire on December 15, 2010.  We rented an additional 5,030 square feet of office space pursuant to a lease that commenced September 9, 2008.  Both leases are scheduled to expire February 28, 2014.  The base monthly rent for this office space is $26,000.

Upon the completion of our acquisition of the WoodTech Companies, which we plan to complete later this year, we will acquire certain real property and enter into two office leases with respect to property related to that business.

We assumed the site lease agreement at the Zemel Road Landfill on January 20, 2009.  This site lease will be used for a facility to convert landfill gas into electricity and is on the Zemel Road landfill owned by Charlotte County, Florida.  The lease is coterminous with the Zemel Road Agreement, and the rent under the lease is $100 per year.

We no longer maintain our office in New York City.  We had sublet office space under a month-to-month sublease for a monthly rental rate of approximately $17,000 from a company of which one of our former directors is the managing member.  See Item 13, “Certain Relationships and Related Transactions – Office Space” for a more detailed discussion of this arrangement.  We terminated the New York office sublease on June 1, 2008.

We own our corn-based ethanol facility located in Blairstown, Iowa (the “Blairstown Facility”).  The Blairstown Facility consists of a 24,728 square foot ethanol plant on 25.5 acres of land, a 20.9 acre vacant lot adjoining the property, and includes warehouse and distribution facilities.  As of May 1, 2008, we ceased production of ethanol at the Blairstown Facility and suspended expansion plans at the facility.  We are seeking to sell the Blairstown Facility, but we can offer no assurances regarding how long it will take to sell the facility or the price we might receive upon its sale.

We own a former pharmaceutical manufacturing complex in Augusta, Georgia, where we had planned to develop a plant for the production of ethanol (the “August Facility”).  The Augusta Facility consists of multiple buildings on 40.8 acres.  We purchased the Augusta Facility in August 2006 for approximately $8.4 million in cash.  In October 2006, we sold surplus equipment from the Augusta Facility for $3.1 million in cash.  We also own a former medium density fiberboard plant in Spring Hope, North Carolina that consists of 200,000 square feet of factory building on 212 acres (the “Spring Hope Facility”).  We purchased the Spring Hope Facility in November 2006 as part of our acquisition of the assets of Carolina Fiberboard Corporation, LLC.

We have reevaluated the Augusta Facility and the Spring Hope Facility and have decided that they no longer fit within our long-term corporate strategy.  On March 30, 2008, our board of directors authorized management to pursue the sale of the Augusta Facility and the Spring Hope Facility.  We estimate that the sale of the Augusta Facility would reduce our annual overhead by approximately $500,000 and the sale of the Spring Hope Facility would reduce our annual overhead by approximately $150,000.  Before we can sell the Spring Hope Facility (or as a term of its sale), we will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the facility.  We can offer no assurances regarding how long it will take to sell either of the Augusta Facility or the Spring Hope Facility or what price we might receive for the sale of either facility.

In December 2006, we entered into a lease for a residential condominium unit located in New York City to be used by our Chief Executive Officer and other officers and employees who reside outside the greater New York City area.  The term of the lease was one year beginning on January 1, 2007, and monthly rent under the lease was $6,400.  We terminated this condominium lease in August 2008.

ITEM 3.              LEGAL PROCEEDINGS

We are a party to the Jacoby Energy Development and Global Energy and Management lawsuits described below.  We were also party to a class action lawsuit described below, which was settled on October 6, 2008.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover−Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia against the Company, our subsidiary Global Energy Systems, Inc. (“GES”), and six current officers and employees.  The six individual defendants are Romilos Papadopoulos, our Chief Operating Offer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees of GES.  The complaint alleges, among other things, that we breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between us and JEDI and its affiliates.  The plaintiffs allege that we breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for our own business purposes.  The plaintiffs also allege that we tortuously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  We have denied the allegations in the complaint, and the individual defendants have asserted counterclaims against the plaintiffs.  Pursuant to a scheduling order entered by the court on December 30, 2008, discovery is schedule to end on July 31, 2009, and dispositive motions, including motions for summary judgment, must be filed by August 17, 2009.  The parties have refrained from conducting discovery while they attempt to reach a business resolution of the issues, but as of the date of this report, the parties have not yet reached a settlement.  The parties are continuing their discussions, but we may resume discovery shortly if a resolution is not reached.

Global Energy and Management, LLC Lawsuit.  In December 2007, Global Energy and Management, LLC (“GEM”) filed an action in the federal court for the Southern District of New York against the Company and nine of our current or former officers, directors and affiliates entitled Global Energy and Management v. Xethanol Corporation, et al.  The lawsuit alleges fraud by the defendants in connection with GEM’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of the Company and GEM.  Initially, GEM sought more than $10,000,000 in damages plus pre-judgment interest and costs.  After the Company asked the District Court in May 2008 for leave to move to dismiss the complaint, GEM served the Company with its third amended complaint, seeking damages of only $250,000.  Upon the Company’s motion, the Court dismissed that complaint on February 23, 2009, holding that GEM could file an amended complaint only upon payment to the Company of $5,000 towards its legal fees.  On March 17, 2009, GEM paid the Company $5,000 and filed its Fourth Amended Complaint against the Company and four former directors and officers seeking in damages repayment of its alleged $250,000 investment, lost profits, consequential damages, interest and costs.  The Company has asked the Court for leave to move to dismiss the Fourth Amended Complaint and intends to defend against this action vigorously.

Class Action Lawsuit.  In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of our common stock during the period January 31, 2006 through August 8, 2006.  The complaint alleged, among other things, that the Company and some of its former officers and directors made materially false and misleading statements regarding the Company's operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b−5 promulgated thereunder.  The individual defendants were Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud−Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director.  The plaintiffs sought, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees.  Six nearly identical class action complaints were thereafter filed in the same court, all of which were later consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.).  The plaintiffs filed their amended consolidated complaint on March 23, 2007.  On November 28, 2007, the defendants, including the Company, reached an agreement in principle with the plaintiffs’ lead counsel to settle the class action.  On October 6, 2008, the District Court Judge dismissed the class action with prejudice.  In connection with the settlement, the plaintiffs received $2.8 million, of which we paid $400,000 and our insurance carriers paid $2.4 million.  In addition, our insurance carriers paid $300,000 in legal costs.

Litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.  We may incur material legal and other expenses, and our management may be distracted.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposals Submitted to Stockholders at 2008 Annual Meeting

We held our annual meeting of stockholders on December 11, 2008.  We asked our stockholders to vote on two proposals, which are described in more detail in the proxy statement dated November 10, 2008 that we sent to our stockholders and filed with the SEC:

1.	to elect seven directors to serve until the 2009 annual meeting of stockholders or until their successors have been duly elected and qualified; and,
2.	to ratify the appointment of Imowitz Koenig & Co., LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations.

Election of Directors

All of management’s nominees for directors as listed in the proxy statement were elected with the following votes (there were no abstentions or broker non-votes) to serve until the 2009 annual meeting of stockholders or until their successors have been duly elected and qualified:

	Votes For	Votes Withheld

David R. Ames	17,578,358	1,294,304
William P. Behrens	17,328,499	1,544,163
Gil Boosidan	16,876,012	1,996,650
Richard D. Ditoro	17,127,183	1,745,479
Robert L. Franklin	16,613,523	2,259,139
Edwin L. Klett	17,015,396	1,857,266
Steven H. Townsend	17,583,678	1,288,984

Ratification of the appointment of Imowitz Koenig & Co., LLP

The appointment of Imowitz Koenig & Co., LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved and ratified with the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes

18,306,811	490,024	75,825	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 31, 2009, there were approximately 132 record holders of our common stock and 29,070,103 shares of our common stock issued and outstanding.

Market Information

Our shares of common stock are listed on the NYSE Amex exchange under the trading symbol GNH.  Prior to our name change on October 27, 2008 we were listed on the American Stock Exchange under the trading symbol XNL.

The following table sets forth, with respect to our fiscal years ended December 31, 2007 and 2008, the high and low sales prices for our common stock for the periods indicated as reported by the American Stock Exchange and the NYSE Amex exchange.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low

Year Ended December 31, 2007

First Quarter	$4.14	$1.95
Second Quarter	2.57	1.12
Third Quarter	1.93	0.65
Fourth Quarter	0.99	0.30

Year Ended December 31, 2008

First Quarter	$1.17	$0.32
Second Quarter	0.99	0.31
Third Quarter	0.55	0.25
Fourth Quarter	0.28	0.07

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the matters discussed in this report under the caption “Risk Factors.”  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly update any forward looking-statement, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operation in conjunction with our financial statements and the related notes included in this report.

Overview

Change in Name and New Corporate Structure

On October 27, 2008, we changed our name to Global Energy Holdings Group, Inc. from Xethanol Corporation.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”), which is developing renewable energy projects, including biomass projects, such as gasification, and landfill-gas-to-energy projects.

Source of Revenue until May 1, 2008

Our only source of revenue has been from our sales of ethanol and related products at our corn-based ethanol plant in Blairstown, Iowa.  As a result of high prices for corn and natural gas, on May 1, 2008 we ceased production of ethanol at our Blairstown plant to reduce our operating losses, and we are actively seeking a purchaser of the Blairstown plant.  As of December 31, 2008, we had no source of revenue.  It is anticipated that our future revenues will be generated from assets and businesses that we acquired and plan to acquire in 2009.

Cash and Liquidity Position

We had cash, cash equivalents and short-term marketable securities of approximately $3.6 million as of December 31, 2008 and approximately $120,000 of cash at March 31, 2009.  Approximately $3,153,000 of the Company’s cash as of December 31, 2008 was held in the Reserve U.S. Government Fund (a money market fund).  In September 2008, redemptions were temporarily suspended from the reserve fund so that an orderly liquidation could be effected for the protection of the reserve fund’s investors.  On January 20, 2009, the Company received substantially all of its current holdings in the reserve fund at no loss.

In light of the foregoing, we reclassified $3,153,000 of our assets in the reserve fund from cash and cash equivalents to short-term marketable securities on the Company’s consolidated balance sheet at December 31, 2008 because the investment in the reserve fund no longer met the definition of a cash equivalent.  In addition, we reflected the effect of that reclassification on the Company’s consolidated statement of cash flows for the year ended December 31, 2008 as a reclassification from cash equivalents to short-term marketable securities.

Investment Activities

For the year ended December 31, 2008, net cash of $1.6 million was used in connection with investment activities.  During 2008, we made a $500,000 convertible loan to Consus Ethanol, LLC, invested $250,000 in Carbon Motors Corporation and purchased property and equipment for $71,000.  The 2008 convertible loan made to Consus Ethanol, LLC was due and payable January 1, 2009.  We entered into a new convertible loan in 2009 with Consus Ethanol, LLC for $548,493 which includes all principal and interest of the 2008 convertible loan.  Also during the year ended December 31, 2008, we sold 548,700 shares of the common stock of NGBF for $2,392,000 in net cash.  At December 31, 2008, we held 5,301,300 shares of common stock in NGBF, which represented approximately 26.1% of its outstanding common stock based on 20,280,614 shares reported to be outstanding as of January 14, 2009 in NGBF’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-3 filed with the SEC on January 15, 2009.  As discussed below under “Possible Asset Sales,” we completed the sale of our 5,301,300 shares of NGBF stock on March 18, 2009.

Possible Asset Sales

We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they no longer fit within our long-term corporate strategy.  On March 20, 2008, our board authorized management to pursue the sale of each facility, which we are doing.  We are also pursuing the sale of our ethanol facilities in Blairstown, Iowa.  We can offer no assurance regarding how long it will take to sell any of these facilities or the price we might receive for them.  In the interim, while we still hold these real estate assets, we are also seeking to obtain a credit facility secured by these assets.

On March 17, 2009, the Company entered into a Stock Purchase Agreement (the “NGBF Purchase Agreement”) with 2020 Energy, LLC, an Arizona limited liability company (“2020 Energy”), pursuant to which the Company sold to 2020 Energy, in a private sale transaction, all of the Company’s 5,301,300 shares of common stock of New Generation Biofuels Holdings, Inc. (“NGBF”).  We completed the sale of the NGBF shares to 2020 Energy on March 18, 2009, and 2020 Energy paid us an aggregate purchase price of $583,143 for the NGBF shares.  Based on the number of shares of NGBF common stock reported to be outstanding in NGBF’s Pre-Effective Amendment No. 1 to NGBF’s Registration Statement on Form S-3 filed with the SEC on January 15, 2009,  the 5,301,300 NGBF shares sold by us to 2020 Energy constituted approximately 26.1% of NGBF’s outstanding common stock.

In addition to the sale and purchase of the NGBF shares described above, under the Purchase Agreement, we agreed to assign to 2020 Energy all of our interest in and rights under that certain Amended and Restated Sublicense Agreement, dated as of June 15, 2006, between us and NGBF (the “Sublicense Agreement”), pursuant to which NGBF granted us a sublicense to certain technology and rights related to the manufacture of a vegetable oil based biodiesel product.  The assignment of the Sublicense Agreement, however, is conditioned on 2020 Energy obtaining the written consent of NGBF to the assignment.

Going Concern and Anticipated Funding Needs

The Company will need substantial additional capital to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital that it needs on commercially acceptable terms, or at all.  The Company will need to reduce costs and raise additional financing to fund operations and long term business objectives.  The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing and developing and completing renewable energy projects.  Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

As noted above, in June 2008, we formed a new operating division, Global Energy Systems, Inc. (“GES”).  We will need substantial additional capital to pursue our plans, which, among other things, include the construction of landfill gas capture and processing facilities in Georgia and Florida and completion of our acquisition of WoodTech, LLC and its affiliates (the “WoodTech Companies”) and the subsequent development of the WoodTech Companies’ new biomass recycling center and gasification facility.  We have decided not to pursue our previously announced plans to construct a demonstration plant for converting citrus peel waste into ethanol, and we sold the remaining fixed assets associated with the demonstration plant project to our lender, Renewable Spirits, LLC, in exchange for the forgiveness of $279,000 in debt on January 19, 2009.  We also ceased production of ethanol at our Blairstown ethanol plant to reduce our operating losses.  Our capital requirements, however, remain substantial in order to pursue our business strategy.

GES generated no revenues during the year ended December 31, 2008.  As discussed above, we ceased production of ethanol at our Blairstown ethanol plant in May 2008, which was our only revenue producing facility, and we currently have no operating source of revenue.  We also currently have no commitments for additional financing.  Our only recent source of cash was from the sale of all of our 5,301,300 shares of NGBF common stock on March 18, 2009 to 2020 Energy for an aggregate purchase price of $583,143, and there can be no assurance that we will be able to obtain additional debt or equity financing on commercially acceptable terms, or at all, when needed.  If we are unable to access the capital markets to finance our various projects, we may be unable to continue our operations.  See Item 1A, “Risk Factors.”  We are pursuing the sale of the Blairstown ethanol plant and our facilities in Augusta, Georgia and Spring Hope, North Carolina, as discussed above, although we can provide no assurance regarding how long it will take to sell these facilities or the price we will receive for them.

Subsequent Acquisitions and Potential Acquisition

On February 2, 2009, we acquired the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge landfill located in Conley (DeKalb County), Georgia (“Hickory Ridge”) through December 31, 2029.  The Company intends to process and convert the landfill gas collected at Hickory Ridge into a saleable energy product.  The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge landfill gas purchase rights.  Our plans for the Hickory Ridge facility will require financing, and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

On January 28, 2009, we entered into an agreement to acquire the WoodTech Companies, which include a wood fuel recycler and landscape materials manufacturing business that recycles wood waste into mulch, topsoil, potting soils and fuel for industrial customers and the generation of renewable energy.  Under the agreement, we plan to purchase approximately 82 acres of real estate located in Cherokee County, Alabama and equity interests in several associated companies.  One of the companies we are acquiring, Ball Ground Recycling, LLC, leases real property in Ball Ground, Georgia on which a new wood fuel recycling plant (the “Recycling Plant”) is being constructed.  Under the terms of the acquisition, we agreed to pay $2,000,000 in cash to the sellers, less the transaction expenses and issue a total of 4,000,000 shares of our common stock and a $1,980,000 promissory note payable to the sellers.

Under the agreement, either we or the WoodTech Companies can terminate the agreement under certain circumstances if the acquisition is not completed on or prior to February 17, 2009 due to the other party’s failure to satisfy closing conditions.  As of the date of this filing, we have not completed the acquisition of the WoodTech Companies.  While we plan to close our acquisition of the WoodTech Companies later this year, there can be no assurances that it will close then or that it will close at all.  Even assuming a successful closing of our acquisition of the WoodTech Companies, our plans for the wood gasification facility at the WoodTech site will require financing, and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

On January 20, 2009, we entered into a project assignment agreement with North American Natural Resources—Southeast, LLC (“NANR”) to acquire (1) rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill site (“Zemel Road”) and (2) the exclusive right to construct and operate a landfill gas-to-energy project at the Zemel Road landfill.

Under the terms of the agreement, the aggregate purchase price for the rights related to the Zemel Road gas project was $350,000, subject to certain conditions as described in more detail below.  At the closing, we paid NANR $100,000, which included a credit for our previous non-refundable deposit of $10,000.  In addition, we agreed to pay the remaining balance of $250,000 to NANR in cash upon the occurrence of each event or milestone that triggers our obligation to make payments as follows:

•	a $100,000 payment within 10 business days after we procure the air construction permit and solid waste permit for the project;
•	a $50,000 payment upon our installation of a landfill gas collection system as provided in the assigned contracts;
•	a $50,000 payment upon our execution of a purchase power agreement with a local electric utility and the agreement with that utility for the construction of the necessary interconnect; and
•	a $50,000 payment within 10 business days after the first anniversary of the commencement of operation of the project.

Our failure to complete construction of the landfill gas collection system and the facility to convert the landfill gas at Zemel Road into energy by January 22, 2010 will result in us becoming liable to Charlotte County for liquidated damages equal to $1,000 per day for each day of delay in completing the collection system and $200 per day for each day of delay in completing the energy facility.  Our plans for the Port Charlotte site will require financing, and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

Possible Effects of Current Business Climate

The current “credit crunch” has affected or may affect us in several ways.  We face difficulties in obtaining the necessary debt and equity capital we need to pursue our business plan, which requires a significant amount of capital.  The difficult credit environment may also affect our plans to sell one or more of our facilities to the extent that purchasers need to finance the purchase of those facilities with borrowings.  In addition, the recent bankruptcy filing of ethanol producer VeraSun Energy Corporation may also further depress the value of ethanol plants like our Blairstown ethanol facilities, which we are trying to sell.  The substantial and rapid decline in the price of natural gas and other traditional energy sources, including coal and oil, may also affect our business adversely by causing our landfill gas products to become uncompetitive from a pricing standpoint and given that the business viability of, and political support for, renewable energy has generally in the past been inversely correlated with the price of traditional energy fuels.  In summary, like many businesses in America, we face a difficult and uncertain market.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Loss.  We incurred a net loss of $13.3 million, or $.46 per share, for the year ended December 31, 2008 versus a net loss of $31.3 million, or $1.09 per share, for the year ended December 31, 2007.  Included in the net losses for the years ended December 31, 2008 and 2007 were non-cash charges totaling $5.2 million and $18.3 million or 39.1% and 58.5% of our net losses, respectively.  Significant 2008 non-cash charges included:

•	$3.7 million of impairment losses on property and research and license agreements;
•	$731,000 in depreciation and amortization expenses;

•	$618,000 of losses on equity of New Generation Biofuels Holdings, Inc. and
•	$147,000 in compensation expense related to stock options granted to employees and directors under our 2005 Incentive Compensation Plan.

The decrease in net loss of $18.0 million for the year ended December 31, 2008 as compared to the prior year resulted primarily from:

•	an $8.6 million decrease in impairment losses;
•	a $3.8 million decrease in equity compensation expenses;
•	a $2.4 million increase in gain on sales of investments;
•	a $1.6 million decrease in loss on marketable securities;
•	a $618,000 decrease in loss on equity of New Generation Biofuels;
•	a $626,000 decrease in research and development expenses;
•	a $181,000 decrease in general and administrative expenses;
•	a $377,000 gain on sales of grain inventory; and
•	a $400,000 decrease in legal settlement costs;

partially offset by

•	a $558,000 decrease in interest income.

Net Sales.  Net sales for the year ended December 31, 2008 decreased to $3.8 million from $11.0 million for the year ended December 31, 2007.  This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.  During the year ended December 31, 2008, our Blairstown plant sold 1.7 million gallons of ethanol at monthly prices ranging between $1.84 and $2.15 per gallon at an average price of $1.98 per gallon, and generated revenue of $463,000 from the sales of by-products.  Total average revenue per gallon including by-products was $2.23.  In 2007, our Blairstown plant sold 5.4 million gallons of ethanol at monthly prices ranging between $1.51 and $2.09 per gallon with an average price of $1.87 per gallon and generated revenue of $1.0 million from the sales of by-products.  In 2007, total average revenue per gallon including by-products was $2.06.

Cost of Sales.  Cost of sales is comprised of direct materials, direct labor and factory overhead.  Included in factory overhead are energy costs, depreciation, and repairs and maintenance.  Cost of sales for the year ended December 31, 2008 was $5.4 million compared to $12.7 million for the year ended December 31, 2007.  The decrease in cost of sales was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.  The average monthly cost of sales during the year ended December 31, 2008 was $3.20 per gallon compared to $2.36 for the prior year.  The increase in cost per gallon in 2008 was due to factory overhead expenses incurred since we ceased ethanol production at our Blairstown plant on May 1, 2008.

Gross Loss.  Gross loss for the year ended December 31, 2008 was $1.6 million, or 43% of net sales, versus a gross loss of $1.6 million, or 15% of net sales, for the year ended December 31, 2007.  The loss remained the same due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.  The increase in the percentage of gross loss to net sales was also due to the cessation of ethanol production at our Blairstown plant.

General and Administrative Expenses.  General and administrative expenses (“G&A”) were $9.9 million for the year ended December 31, 2008 compared to $10.1 for the year ended December 31, 2007, reflecting a $0.2 million decrease from the prior year.  The primary components of 2008 G&A expenses were:

•	$2.5 million for accounting and legal services or 25% of G&A;
•	$2.6 million of payroll expenses or 26% of G&A;
•	$853,000 for fees to outside advisors, professionals and other service providers or 9% of G&A;
•	$731,000 for travel and entertainment expenses or 7% of G&A;
•	$500,000 for acquisition costs or 5% of G&A;
•	$539,000 for expenses of CoastalXethanol or 5% of G&A;
•	$398,000 for insurance expenses or 4% of G&A;
•	$421,000 for expenses of the Spring Hope facility or 4% of G&A; and
•	$324,000 of G&A expenses related to our Blairstown facility or 3% of G&A.

Significant increases and decreases in components of G&A in 2008 compared to 2007 were primarily attributable to:

•	a $770,000 decrease in expenses of our Spring Hope facility;
•
a $724,000 decrease in expenses of our CoastalXethanol subsidiary (which owns our Augusta facility) resulting primarily from the termination in September 2007 of our joint venture with Coastal Energy Development, Inc. and cost saving procedures instituted by management;  and

•	a $165,000 decrease in travel and entertainment expenses;

partially offset by

•	a $1.1 million increase in payroll expenses due principally to the new GES management team we hired in June 2008 and the $150,000 bonus paid to our chief executive officer; and
•	a $500,000 increase in acquisition costs.

Equity Compensation.  Equity compensation for the year ended December 31, 2008 was $147,000 compared to $4.0 million for the year ended December 31, 2007.  The significant items in equity compensation include:

•
$40,000 in compensation expense for the year ended December 31, 2008 related to stock options and shares of restricted common stock granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $2.6 million in similar expenses from the prior year;

•
$107,000 in compensation expense for the year ended December 31, 2008 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing a decrease of $835,000 from $942,000 in the prior year; and

•	no compensation expense for the year ended December 31, 2008 related to warrants issued, representing a decrease of $421,000 from the prior year.

Depreciation and Amortization.  Depreciation expense for the year ended December 31, 2008 was $65,000 compared to $65,000 for the year ended December 31, 2007, resulting in no increase or decrease for the year.

Amortization expense for the year ended December 31, 2008 was $9,000 compared to $13,000 for the prior year.  The $4,000 decrease was a result of amortization on our license agreement for nine months in 2008 as compared to an entire year of amortization in 2007.

Impairment Loss – Property and Research and License Agreements. We recorded impairment losses of $3.7 million during the year ended December 31, 2008 consisting of a $3.3 million impairment loss on property and equipment and a $418,000 impairment loss of on our research and license agreements.  For the year ended December 31, 2007, we recorded impairment losses of $12.2 million on our fixed assets.

Research and Development.  Research and development expenses for the year ended December 31, 2008 decreased by $626,000 to $235,000 as compared to $861,000 for the year ended December 31, 2007.  Our research and development expense in 2008 was due to amortization on our research agreements and payments made under consulting arrangements.  We have fully satisfied all financial obligations due to National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center under existing research agreements.

Interest Income.  Interest income for the year ended December 31, 2008 was $188,000, representing a decrease of $558,000 from $746,000 for the year ended December 31, 2007.  This decrease is primarily due to the decrease in our average cash and cash equivalents balances compared to the prior year.

Interest Expense.  Interest expense was $58,000 for the year ended December 31, 2008, a slight increase from $55,000 for the prior year.

Loss on Marketable Securities.  We had no losses on marketable securities during the year ended December 31, 2008.  We recorded a loss of $1.6 million for the year ended December 31, 2007 due to the sale of auction rate securities at less than par.

Gain on Sale of Grain Inventory.  We recorded a gain of $377,000 on sales of grain inventory during the year ended December 31, 2008.  These sales were as a result of the May 2008 cessation of ethanol manufacturing at our Blairstown facility.  We had no sales of grain inventory in the prior year.

Gain on Sale of Investment in New Generation Biofuels.  We recorded a gain of $2.4 million on the sale of 548,700 shares of the common stock of New Generation Biofuels during the year ended December 31, 2008.  We sold none of our shares in New Generation Biofuels in the prior year.

Loss on Equity of New Generation Biofuels.  We recorded a loss on equity of New Generation Biofuels of $618,000 for the year ended December 31, 2008, compared to a loss on equity of New Generation Biofuels of $1.2 million for the year ended December 31, 2007.  This loss represents our portion of New Generation Biofuels’ net losses, based on the equity method of accounting for the years ended December 31, 2008 and December 31, 2007, respectively.

Legal Settlement Costs.  We had no legal settlement costs for the year ended December 31, 2008 as compared to $400,000 of legal settlement costs for the year ended December 31, 2007 that resulted from the settlement of a class action lawsuit against us.

Other Income.  Other income for the year ended December 31, 2008 decreased by $1,000 to $177,000 from $178,000 for the corresponding period in 2007.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term marketable securities of approximately $3.6 million as of December 31, 2008 and approximately $120,000 as of March 31, 2009.  Our working capital as of December 31, 2008 was $1.5 million, representing a decrease in working capital of $9.3 million compared to $10.8 million at December 31, 2007.

During the year ended December 31, 2008, we used net cash of $10.3 million for operating activities.  During the year ended December 31, 2008, we used net cash of $1.6 million in connection with investment activities.  During the year ended December 31, 2008, we made a $500,000 convertible loan to Consus Ethanol, LLC, invested $250,000 in Carbon Motors Corporation and purchased property and equipment for $71,000.  At December 31, 2008, we reclassified cash and cash equivalents of $3,153,000 to short-term marketable securities, resulting in a use of cash.  Also during the year ended December 31, 2008, we sold 548,700 shares of the common stock of New Generation Biofuels Holdings, Inc. for $2.4 million.  During the year ended December 31, 2008, we made $16,000 in principal payments under a note payable and $9,000 in capitalized lease payments.

In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste.  We agreed to pay $600,000 to our joint venture partner over the next ten years.  We have decided not to pursue the construction of a demonstration plant for converting citrus peel waste into ethanol.  On January19, 2009, we sold our fixed assets associated with this project, and the buyer cancelled the remaining $279,000 of debt we had outstanding at December 31, 2008.

We will need substantial additional capital to fund the business of the Company, including the development of energy-related projects and the funding of any other growth opportunities we pursue.  If we are unable to obtain sufficient additional capital, we may lose our investments in our energy-related projects, including our Hickory Ridge and Port Charlotte landfill gas projects, and we may lose our opportunity to complete our acquisition of the WoodTech Companies, which we otherwise expect to close later this year – See Item 1A, “Risk Factors.”  Our primary sources of capital are as follows:

•
As of December 31, 2008, we held 5,301,300 shares of New Generations Biofuels Holdings, Inc. (“NGBF”) common stock.  Given that we owned more than 27% of the outstanding shares of NGBF, we relied on Rule 144 under the Securities Act of 1933, as amended, to sell 548,700 shares of NGBF common stock in 2008.  Under Rule 144, the volume of our sales of shares of NGBF common stock on the market in any given three month period was limited to 1% of the outstanding common shares of NGBF then outstanding.  On March 17, 2009, the Company entered into a stock purchase agreement with 2020 Energy, pursuant to which we sold to 2020 Energy, in a private sale transaction, all of our 5,301,300 shares of NGBF common stock.  We completed the sale of our NGBF shares to 2020 Energy on March 18, 2009, and 2020 Energy paid us an aggregate purchase price of $583,143 for the shares.  In addition to the sale and purchase of the NGBF shares described above, under the Purchase Agreement, we agreed to assign to 2020 Energy all of our interest in and rights under our Sublicense Agreement with NGBF.  The assignment of the Sublicense Agreement, however, is conditioned on 2020 Energy obtaining the written consent of NGBF to the assignment.

•
We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they no longer fit within our long-term corporate strategy.  On March 20, 2008, our board of directors authorized our management to pursue the sale of each facility, which we are doing.  We are also pursuing the sale of our ethanol facilities in Blairstown, Iowa.  We can offer no assurance regarding the proceeds we may receive from the sales of one or more of these facilities or the timing of any such sale or sales.

We may also seek to raise capital through additional equity offerings, debt financing, bond financing or a combination of these methods.

To conserve our cash and cash equivalents or generate positive cash flow, we have taken or expect to take several actions:

•	If we are successful in selling our Augusta, Georgia facility, we estimate that such sale would reduce our annual overhead by approximately $500,000.
•	If we are successful in selling our Spring Hope, North Carolina facility, we estimate that such sale would reduce our annual overhead by approximately $150,000.
•	We vacated our New York office effective August 31, 2008, which will save us approximately $250,000 annually.
•	As a result of the high prices for corn and natural gas, on May 1, 2008 we ceased production of ethanol at our Blairstown plant to reduce our operating losses.

•
We are pursuing utility energy service projects for organizations that include government agencies and the U.S. military, and we expect that any project of that nature will generate positive cash flow.

We currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. We are seeking to obtain one or more credit facilities secured by one or more of our real estate properties.  Our only recent source of funding was on March 18, 2009, when we completed the sale of our 5,301,300 shares of NGBF common stock to 2020 Energy for a purchase price of $583,143.  We are also seeking debt and equity financing for projects that GES is pursuing for our facilities at the Hickory Ridge and Port Charlotte landfills and to close our acquisition of the WoodTech Companies.  Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to continue as a viable business.  We will need to curtail expenses further, reduce investments we would otherwise make through Global Energy Ventures and defer or forgo business opportunities.  Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.  See Item 1A, “Risk Factors.”

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

With regard to our policies surrounding the valuation of shares issued for services or in connection with acquisitions, we rely on the fair value of the shares at the time they were issued.  After considering various trading aspects of our stock, including volatility, trading volume and public float, we believe that the price of our stock as reported on NYSE Amex exchange (formerly known as the American Stock Exchange) is the most reliable indicator of fair value.  The fair value of options and warrants issued for services is determined at the grant date using a Black-Scholes option pricing model and is expensed over the respective vesting periods.  A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award in accordance with SFAS No. 123R.

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate.  We recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount.  Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.  Property held for sale is recorded at the lower of its carrying amount or fair value less costs to sell.  Estimates of future cash flows are judgments based on management’s experience and knowledge of our operations and the industries in which we operate.  These estimates can be significantly affected by future changes in market conditions, the economic environment, capital spending decisions of our customers and inflation.

Our remaining intangible assets at December 31, 2008 consisted of research and license agreements relating to our 2006 acquisition of Advanced Biomass Gasification Technologies, Inc.  We have determined that these agreements have been impaired because we do not anticipate using them under our current business plan.  During the year ended December 31, 2008, we recorded an impairment charge of $418,000 on these agreements, and the carrying value of these agreements is $0 (zero dollars) at December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are filed as part of this annual report on the pages indicated.

Consolidated Financial Statements for the years ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Global Energy Holdings Group, Inc.

We have audited the accompanying consolidated balance sheets of Global Energy Holdings Group, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Imowitz Koenig & Co., LLP

New York, New York
April 14, 2009

Global Energy Holdings Group, Inc.
Consolidated Balance Sheets
(in thousands, except share data)
	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$443	$12,322
Short-term marketable securities	3,153	-
Receivables	-	564
Inventories	-	294
Other current assets	520	879
Total current assets	4,116	14,059

Property and equipment, net	2,110	4,316
Property held for sale	3,500	4,054
Property previously held for development	966	1,916
Investment in and advances to New Generation Biofuels Holdings, Inc.	-	647
Research and license agreements, net of amortization of $409 in 2007	-	623
Other assets	1,619	403
TOTAL ASSETS	$12,311	$26,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,647	$3,221
Total current liabilities	2,647	3,221

Note payable	279	295
Minority interest	116	116
Capitalized lease obligation	5	14
Total liabilities	3,047	3,646

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,070,103 and 28,609,103 shares issued and outstanding in 2008 and 2007, respectively	29	29
Additional paid-in-capital	89,318	89,171
Accumulated deficit	(80,083)	(66,828)
Total stockholders' equity	9,264	22,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,311	$26,018

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
	Year Ended December 31,
	2008	2007

Net sales	$3,759	$11,037
Cost of sales, including depreciation of $462 and $461 for 2008 and 2007, respectively	5,385	12,686
Gross loss	(1,626)	(1,649)

Operating expenses:
General and administrative expenses	9,929	10,110
Equity compensation	147	3,974
Depreciation and amortization	74	78
Impairment losses on property and research and license agreements	3,672	12,249
Research and development	235	861
Total operating expenses	14,057	27,272

Loss from operations before other income (expense)	(15,683)	(28,921)

Other income (expense):
Interest income	188	746
Interest expense	(58)	(55)
Loss on marketable securities	-	(1,589)
Gain on sale of grain inventory	377	-
Gain on sale of stock in New Generation Biofuels Holdings, Inc.	2,362	-
Loss on equity of New Generation Biofuels Holdings, Inc.	(618)	(1,236)
Legal settlement costs	-	(400)
Other income	177	178
Total other income (expense)	2,428	(2,356)

Net loss	$(13,255)	$(31,277)

Basic and diluted net loss per share	$(0.46)	$(1.09)

Weighted average number of shares outstanding	28,609,103	28,592,919

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in-Capital	Deficit	Total
Balance at December 31, 2006	28,498	$28	$84,975	$(35,551)	$49,452
Shares issued for exercise of warrants	111	1	223		224
Options granted under 2005 Incentive Compensation Plan			3,552		3,552
Warrants issued for services			421		421
Net loss				(31,277)	(31,277)
Balance at December 31, 2007	28,609	29	89,171	(66,828)	22,372
Options granted under 2005 Incentive Compensation Plan	-	-	147	-	147
Net loss	-	-	-	(13,255)	(13,255)
Balance at December 31, 2008	28,609	$29	$89,318	$(80,083)	$9,264

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2008	2007

Cash flows from operating activities
Net loss	$(13,255)	$(31,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	731	798
Issuance of common stock, stock options and warrants for services rendered	147	3,974
Gain on sale of stock in New Generation Biofuels Holdings, Inc.	(2,362)	-
Loss on marketable securities	-	1,589
Loss on equity of New Generation Biofuels Holdings, Inc.	618	1,236
Impairment loss on investments	-	14
Impairment losses on property and equipment	3,254	12,249
Impairment losses on research and license agreements	418	-
Changes in operating assets and liabilities:
Receivables	564	18
Inventories	294	(4)
Other assets	(107)	46
Accounts payable and accrued expenses	(574)	1,993
Accounts payable-related parties	-	(318)
Net cash used in operating activities	(10,272)	(9,682)

Cash flows from investing activities
Purchase of property and equipment	(71)	(1,517)
Purchase of property held for development	-	(328)
Investment in Carbon Motors Corp.	(250)	-
Investment in note receivable Consus Ethanol, LLC	(500)	-
Investment in marketable securities	-	(38,100)
Redemption of marketable securities	-	36,511
Reclassification from cash and cash equivalents to short-term marketable securities	(3,153)	-
Cash received from sales of fixed assets	-	1,054
Cash received from sales of investment in New Generation Biofuels Holdings, Inc.	2,392	-
Net cash used in investing activities	(1,582)	(2,380)

Cash flows from financing activities
Cash received for common stock	-	224
Payment of note payable	(16)	(15)
Payment of capitalized lease obligation	(9)	(8)
Net cash (used in) provided by financing activities	(25)	201

Net decrease in cash and cash equivalents	(11,879)	(11,861)
Cash and cash equivalents - beginning of year	12,322	24,183
Cash and cash equivalents - end of year	$443	$12,322

Supplemental Disclosures
Interest paid	$58	$55
Income taxes paid	19	124

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN

Global Energy Holdings Group, Inc. (the “Company”), formerly named Xethanol Corporation, is a diversified renewable energy company based in Atlanta, Georgia.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”), which is developing renewable energy projects, including biomass projects, such as gasification, and landfill-gas-to-energy projects.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has reported net losses of $13.3 million and $31.3 million and negative cash flows from operations of $10.3 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively.  The Company will need substantial additional cash to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital it needs on commercially acceptable terms, or at all.  The Company will need to reduce costs and raise additional financing to fund operations and long term business objectives.  The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, and developing and completing renewable energy projects.  Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.  The matters discussed above, however, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s properties and investments currently include: (1) a former pharmaceutical plant in Augusta, Georgia and a former fiberboard manufacturing facility in Spring Hope, North Carolina, both of which the Company is seeking to sell; (2) an ethanol plant in Blairstown, Iowa that produced ethanol from corn until May 1, 2008, when the Company ceased ethanol production, and which the Company is currently trying to sell; and (3) minority investments in other renewable energy or clean tech businesses.  The Company’s only source of revenue has been from its sales of ethanol and related products at its Blairstown corn-based ethanol plant.  As mentioned above, due to the high prices for corn and natural gas, the Company ceased production of ethanol at the Blairstown plant on May 1, 2008 to reduce its operating losses and is actively seeking a purchaser of the Blairstown plant.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain reclassifications to the fixed assets on the Company’s consolidated balance sheets and to depreciation and amortization expenses and research and development expenses on the Company’s statements of operations have been made to previously reported amounts to conform to the current presentation, with no effect on the Company’s consolidated financial position, results of operations or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  Significant estimates include the valuation of shares and options issued for services or in connection with acquisitions and the valuation of investments, fixed assets and intangibles, their estimated useful lives and accruals for litigation and other contingencies.  The Company evaluates its estimates on an ongoing basis.  Actual results could differ from those estimates in the near term under different assumptions or conditions.

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

Approximately $3,153,000 of the Company’s cash as of December 31, 2008 was held in the Reserve U.S. Government Fund (a money market fund).  In September 2008, redemptions were temporarily suspended from the reserve fund so that an orderly liquidation could be effected for the protection of the reserve fund’s investors.  On January 20, 2009, the Company received substantially all of its current holdings in the reserve fund at no loss.

Accordingly, the Company has reclassified the fair value of this fund of $3,153,000 from cash and cash equivalents to short-term marketable securities on the consolidated balance sheet at December 31, 2008 because the investment in the reserve fund did not meet the definition of a cash equivalent.  In addition, the Company reflected the effect of that reclassification on the Company’s consolidated statement of cash flows for the year ended December 31, 2008 as a reclassification from cash equivalents to short-term marketable securities.

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

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.  The anti-dilutive securities are as follows:

	Balance at December 31,
	2008	2007
Employee stock options	5,709,000	5,245,000
Unvested restricted stock	461,000	-
Series A warrants	1,517,383	1,517,383
Series B warrants	758,735	758,735
Placement agent warrants	606,938	606,938
Other warrants	1,187,778	1,248,090
	10,240,834	9,376,146

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

Receivables

The Company records trade accounts receivable at net realizable value.  This value includes an allowance for estimated uncollectible accounts, if necessary, to reflect any loss anticipated on the trade accounts receivable balance.  At December 31, 2008, the Company has determined that an allowance for estimated uncollectible accounts is not necessary.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company accounts for its investments in accordance with FASB Interpretation 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”).  A variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes where equity investors do not provide sufficient financial resources for the entity to support its activities as described in FIN 46R.  FIN 46R requires a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE.  The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both.

For investments that are not required to be consolidated, the Company follows the guidance provided by APB 18 “The Equity Method of Accounting for Investments in Common Stock.”

Costs of Start-up Activities

Start-up activities are defined broadly in Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, commencing some new operation or activities related to organizing a new entity.  The Company’s start-up activities consist primarily of costs associated with new or potential sites for renewable energy projects, including biomass gasification and landfill gas-to-energy projects.  All the costs associated with a potential site are expensed, until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature.  These costs are included in selling, general, and administrative expenses in the consolidated statement of operations.

Inventories

Raw materials are carried at average cost.  Work in process is based on the amount of average product costs currently in the production pipeline.  Finished goods are carried at the lower of cost using the average cost method or market.

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Raw materials	-	$85,000
Work in process	-	109,000
Finished goods	-	100,000
	-	$294,000

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Major additions are capitalized and depreciated over their estimated useful lives.  Repairs and maintenance costs are expensed as incurred.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets.  The range of useful lives for each category of fixed assets is as follows: buildings and land improvements – 20 years, process equipment – 10 years, lab equipment – 7 years, office equipment – 5 years, and computers – 3 years.

Impairment of Long-Lived Assets

The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company assesses the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate.  An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount.  Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.  Property held for sale is recorded at the lower of its carrying amount or fair value less costs to sell.  Estimates of future cash flows are judgments based on management’s experience and knowledge of the Company’s operations and the industries in which the Company operates.  These estimates can be significantly affected by future changes in market conditions and the economic environment.

Goodwill and License Agreements

Goodwill represents the excess of cost of an acquired entity over the net of the amounts assigned to net assets acquired and liabilities assumed.  The Company accounts for goodwill and license agreements with indefinite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual review for impairment or more frequently if impairment indicators arise.  At each of December 31, 2008 and 2007, the Company had no goodwill.

License agreements owned by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount may be impaired.  License agreements are amortized using the straight-line method over the shorter of the estimated useful life or legal term of the agreement.

The Company’s remaining intangible assets at December 31, 2008 consisted of both a research agreement and license agreement relating to the Company’s 2006 acquisition of Advanced Biomass Gasification Technologies, Inc. (“ABGT”).  In accordance with SFAS 144, the Company has determined that these agreements have been impaired because the Company does not anticipate utilizing them under the Company’s current business plan.  During the year ended December 31, 2008, the Company recorded an impairment charge of $418,000 on these agreements.  The carrying value of these agreements at December 31, 2008 is $0 (zero dollars).

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value of the research agreement was amortized over its three-year term.  The Company recorded amortization expense of the AGBT license and research agreement of $204,000 for the year ended December 31, 2008 and $273,000 for the year ended December 31, 2007.  The license agreement was amortized over 20 years.

The amortized values of the intangible assets of ABGT as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
License	$-	$233,000
Research Agreement	-	390,000
	$-	$623,000

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time the product is shipped to its customers.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs, including $195,000 and $260,000 in amortization expense relating to the ABGT research agreement, were $235,000 and $861,000 for the years ended December 31, 2008 and 2007, respectively.

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

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company has operated as a single segment.  The Company’s only source of revenue has been from its sales of ethanol and related products at its Blairstown corn-based ethanol plant, which has ceased ethanol production.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments.  SFAS 157 became effective for financial assets and liabilities on January 1, 2008.  This standard did not materially affect how the Company determined fair value during 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  The Company does not expect that this standard will materially affect how the Company determines fair value in 2009.

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

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS 162 became effective on November 15, 2008.  The Company does not expect the adoption of SFAS 162 to have a material impact on its financial position, results of operations or cash flows.

NOTE 3.	LOSS ON SALE OF AUCTION RATE SECURITIES

At August 1, 2007, the Company had a net investment in marketable securities of $13.3 million, which was composed of two auction rate securities for which Deutsche Bank Securities Inc. served as initial purchaser and broker-dealer.  Each auction rate security held a fixed portfolio of corporate bonds.  Until the summer of 2007, the securities were purchased and sold through an auction-type mechanism at a 28-day interval.  Deutsche Bank Securities Inc. also facilitated the purchase and sale of the securities at par between auction dates.  The Company learned in late August 2007 that the most recent auctions of each of the two securities had failed.  The Company also learned that Deutsche Bank Securities Inc. was no longer facilitating the purchase and sale of the securities at par between auction dates and that the securities could be sold only at a discount to par.

In light of the then current credit markets and the inability of the Company to sell the securities at par, the Company sold all of the securities at a discount to par.  The sales resulted in a loss of $1.6 million of the Company’s $13.3 million total investment in the securities.  The Company has reflected a $1.6 million loss resulting from the sale of the securities for the year ended December 31, 2007.

NOTE 4.	IMPAIRMENTS

Site in Blairstown, Iowa

Effective May 1, 2008, the Company ceased operations at its ethanol manufacturing plant at Blairstown, Iowa (“Blairstown I”) as a result of the changing ethanol market and high prices for corn. At December 31, 2008, the Company recorded a $1.75 million impairment loss on the Blairstown I facility.  At December 31, 2008 and 2007, the carrying amount of Blairstown I was $1.9 million and $4.1 million, respectively, and is included on the Company’s consolidated balance sheets in property and equipment.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008 and 2007, $3.7 million of costs, including the purchase of land, had been expended on the previously planned second ethanol facility at Blairstown, Iowa (“Blairstown II”).  During 2007, the Company terminated its expansion project at the Blairstown II site as a result of the changing ethanol market, high prices for corn and its inability to arrange debt or equity financing for the project.  At December 31, 2007, the Company recorded an impairment loss of $2.6 million on its Blairstown II site.  At December 31, 2008, the Company recorded an additional $.95 million impairment loss on the Blairstown II site.  At December 31, 2008 and 2007, the carrying amount of Blairstown II was $110,000 and $1,060,000, respectively, and is included on the Company’s consolidated balance sheets in property previously held for development.

Site in Spring Hope, North Carolina

On November 7, 2006, the Company purchased all of the fixed assets of a former fiberboard manufacturing facility in Spring Hope, North Carolina from Carolina Fiberboard Corporation LLC.  The assets included 212 acres of land, manufacturing and office space, and machinery and equipment.  Total consideration paid for the facility was $7.9 million.  At June 30, 2007, the Company recorded a $2.8 million impairment loss on this facility.  Based upon discussions with a party potentially interested in acquiring the assets, the Company determined that it should record an impairment loss on these assets.  The discussions with the party that was interested in purchasing the property have not materialized into a purchase agreement.  The Company performed an analysis of the estimated fair market value of the property at December 31, 2007 and determined that it should record an impairment loss of $4.2 million at December 31, 2007.  The Company also performed an analysis of the estimated fair market value of the property at December 31, 2008 and determined that no additional impairment loss was necessary.  The Company has determined that the Spring Hope facility does not fit within its long-term corporate strategy, and on March 20, 2008, the Company’s board of directors authorized the Company’s management to pursue the sale of the facility, which it is doing.  Before the Company sells the property (or as a term of its sale), the Company expects that it will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property.  The Company has accrued $500,000 to settle claims and $450,000 for environmental clean-up at December 31, 2008 and 2007.  During 2008, the Company completed an environmental study.  The contaminated soils at the site were remediated.  The asbestos within the building has been contained as long as there is no further disturbance of the structures. These estimates may require adjustment.  The Company can offer no assurance regarding how long it will take to sell the facility or the price the Company might receive.  The carrying value of this property at December 31, 2008 and 2007 after an impairment charge of $7.0 million in 2007 is $856,000 and was classified as property previously held for development.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Site in Augusta, Georgia

The Company owns a former pharmaceutical manufacturing complex located in Augusta, Georgia for which it paid approximately $8.4 million in cash.  Later in 2006, the Company sold certain surplus equipment at the Augusta site for $3,100,000 in cash to a buyer that also agreed to perform certain demolition work valued at $1,600,000.  The Company initially recorded the $4,700,000 value of the consideration received under this agreement as a reduction in machinery and equipment with a corresponding offset to cash and a deferred asset for the value of the demolition work.  As of December 31, 2007, the Company reduced the deferred asset by $1,600,000 with a corresponding increase to construction in progress.  The demolition work was substantially completed during the fourth quarter of 2007.  The Company performed an analysis of the estimated fair market value of the property at December 31, 2007 and determined that it should record an impairment loss of $2.1 million at December 31, 2007.  The Company also performed an analysis of the estimated fair market value of the property at December 31, 2008 and determined that no additional impairment loss was necessary.  The Company has determined that the Augusta facility does not fit within its long-term corporate strategy, and on March 20, 2008, the Company’s board of directors authorized the Company’s management to pursue the sale of the facility, which it is doing.  The Company can offer no assurance regarding how long it will take to sell the facility or the price the Company might receive.  The carrying value of this property at December 31, 2008 and 2007 after an impairment charge of $2.1 million in 2007 is $3.5 million and was classified as property held for sale.

Permeate Facility

During 2007, the Company recorded an impairment loss of $522,000, on fixed assets related to its Permeate assets.  On November 9, 2007, the Company sold the Permeate facility, at no gain or loss, for $500,000 in cash.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment at the Company’s ethanol plant in Blairstown, Iowa, consists of the following:

	December 31, 2008	December 31, 2007
Land	$28,000	$28,000
Buildings	732,000	732,000
Machinery and equipment	2,162,000	3,906,000
Land improvements	569,000	569,000
	3,491,000	5,235,000

Less accumulated depreciation and amortization	1,587,000	1,125,000
	$1,904,000	$4,110,000

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment at the Company’s corporate office consists of the following:

	December 31, 2008	December 31, 2007
Furniture, fixtures and equipment	$324,000	$259,000
Less accumulated depreciation and amortization	118,000	53,000
	$206,000	$206,000

NOTE 6.	PROPERTY HELD FOR SALE AND PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT

Property held for sale at the Augusta, Georgia and Bartow, Florida sites consists of the following fixed assets:

	December 31, 2008	December 31, 2007

Land	$371,000	$371,000
Buildings, machinery and equipment	3,129,000	3,683,000
	$3,500,000	$4,054,000

Property held for sale included machinery and equipment purchased in connection with the proposed citrus waste-to-ethanol demonstration plant in Bartow, Florida.  During the year ended December 31, 2008, the Company recorded an impairment charge of $554,000 on the fixed assets purchased in connection with the proposed citrus waste-to-ethanol demonstration plant in Bartow, Florida.  The carrying value of this property at December 31, 2008 and 2007 was $0 (zero dollars) and $554,000, respectively.

Property previously held for development at the Blairstown II and Spring Hope sites consists of the following fixed assets:

	December 31, 2008	December 31, 2007

Land	$966,000	$966,000
Buildings, machinery and equipment	-	950,000
	$966,000	$1,916,000

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	OTHER INVESTMENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a development stage American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel.  For its investment, the Company received 200,000 shares of Carbon Motors’ Series B Preferred Stock and a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of five years.  This amount is included in other assets in the consolidated balance sheet at December 31, 2008.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC of Pittsburgh, Pennsylvania, a development stage company, pursuant to a convertible promissory note.  Consus Ethanol has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants.  Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant.  The note bears interest at the rate of 10% per annum and had an initial term of six months.  During July 2008, the Company and Consus agreed to extend the note an additional six months through December 31, 2008.  At December 31, 2008, the Company and Consus agreed to extend the note, including accrued interest to date, until December 31, 2009.  An additional 160,000 warrants were issued with a strike price of $1.25 per unit and an expiration date four years from the signing of the note. The Company may also convert the outstanding principal and accrued interest to shares of common stock by providing 30 days written notice to Consus before the maturity date or in the event Consus proposes to enter into certain transactions.  The Company recorded interest income of approximately $50,000 on the note for the year ended December 31, 2008.  Northeast Securities, Inc. is a financial advisor to Consus Ethanol; the chairman of the Company’s board of directors was also vice chairman of Northeast Securities until September 2008.  The Company’s investment in Consus is included in other assets in the consolidated balance sheet at December 31, 2008.

NOTE 8.	GAIN ON SALE OF NEW GENERATION BIOFUELS HOLDINGS, INC. SHARES

The Company considered its investment in New Generation Biofuels Holdings, Inc. (“NGBF”), formerly named H2Diesel Holdings, Inc., as a variable interest in a variable interest entity (“VIE”).  NGBF is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels under an exclusive license agreement with the inventor of the biofuel.  NGBF had in turn sublicensed this technology to the Company.  Because the Company was not the primary beneficiary of the VIE, the Company had accounted for its investment in NGBF utilizing the equity method of accounting pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.  At December 31, 2008, the Company owned 5,301,300 shares of NGBF common stock. During the year ended December 31, 2008, the Company sold 548,700 shares of NGBF’s common stock for net proceeds and gains on sale of approximately $2.4 million.  The Company sold its remaining 5,301,300 shares of NGBF common stock, which represented 26.1% of the outstanding common stock of NGBF, based on 20,280,614 shares reported to be outstanding as of January 14, 2009 in NGBF’s Pre-Effective Amendment No.1 to its Registration Statement on Form S-3 filed with the SEC on January 15, 2009, to 2020 Energy, LLC, an Arizona limited liability company, on March 18, 2009 for an aggregate purchase price of $583,143.  In connection with the March 18, 2009 stock sale, the Company agreed to assign its rights in the sublicense for the NGBF additive technology to 2020 Energy, LLC, conditioned upon 2020 Energy, LLC obtaining the written consent of NGBF to the assignment.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	INCENTIVE COMPENSATION PLAN

The Company’s 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.  On February 12, 2008, at the Company’s annual meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000, which covered options that were previously granted under the Plan subject to stockholder approval of the increase in the number of shares available under the Plan.  Persons eligible to receive awards under the Plan are the officers, directors, employees and consultants to the Company and its subsidiaries.

During the year ended December 31, 2008, the compensation committee granted to the Company’s executive officers and other key members of management, 461,000 shares of restricted common stock under the Plan.  The fair value of these shares on the date of grant was $88,000 using the closing price of the common stock on the date of grant, or $.19 per share, and is being amortized as compensation expense over the estimated vesting period of the grant. During the year ended December 31, 2008, compensation expense related to these Plan stock awards was $15,000.

During the years ended December 31, 2008 and 2007, options to purchase 1,114,000 and 915,000 shares of common stock, respectively, were granted to executive officers and employees.  These options vest up to seven years from the date of grant and are exercisable over periods ranging from three to ten years from the date of grant with exercise prices ranging from $.19 to $11.04 per share.  During the years ended December 31, 2008 and 2007, options to purchase 650,000 and 100,000 shares of common stock expired or were forfeited, respectively, by various directors, employees and independent contractors.  The fair value of options granted during the years ended December 31, 2008 and 2007, is $170,000 and $1,666,000, respectively, and was determined at their grant date using a Black-Scholes option pricing model and is being recorded as compensation expense over their respective estimated vesting periods.  The Company recorded net compensation expense for outstanding stock options of $132,000 and $3,552,000 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, options to purchase 5,709,000 and 5,245,000 shares of common stock were outstanding under the Plan, respectively.  As of December 31, 2008, 778,070 shares of common stock were outstanding under the Plan, and a total of 12,930 shares were available for future awards under the Plan.  At December 31, 2008 and 2007, the weighted average exercise price of outstanding options was $2.53 and $3.36, respectively.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity under the Plan for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,245,000	$3.36	4,430,000	$3.47
Options granted	1,114,000	.25	915,000	2.70
Options expired	(150,000)	3.83	–	–
Options forfeited	(500,000)	5.74	(100,000)	2.44
Outstanding at end of year	5,709,000	$2.53	5,245,000	$3.36
Exercisable at end of year	4,520,000	$3.02	4,762,500	$3.43

A summary of outstanding stock options at December 31, 2008 is as follows:

				Options Exercisable
Number Outstanding	Range of Exercise Price	Weighted Average Exercise Price	Weighted Remaining Life In Years	Number Exercisable	Weighted Average Exercise Price
1,114,000	$.19 –$1.18	$.25	7.4	137,500	$.42
3,895,000	1.19 – 3.99	2.67	5.2	3,682,500	2.67
630,000	4.00 – 5.56	4.74	1.9	630,000	4.74
70,000	5.57 – 11.04	11.04	2.4	70,000	11.04
5,709,000		$2.53	5.2	4,520,000	$3.02

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Risk-free interest rate	3.07%	4.84%
Expected life of options (in years)	7.74	9.73
Expected dividend yield	0%	0%
Expected volatility	55.0%	55.0%

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	WARRANTS

During the years ended December 31, 2008 and 2007, the Company issued no warrants.  At December 31, 2008 and 2007, there were warrants to purchase 4,070,834 and 4,131,146 shares of common stock, with weighted average exercise prices of $5.81 and $5.78, respectively, outstanding.

During the year ended December 31, 2008 the Company recorded no compensation expense related to warrants granted for services rendered.  The fair value of warrants issued as compensation for services rendered for the year ended December 31, 2007 was estimated at the grant date using the Black-Scholes option pricing model and recorded as expense over their respective vesting periods.  During the year ended December 31, 2007, the Company recorded compensation expense of $421,426 related to warrants granted for services rendered.

During the year ended December 31, 2007, warrants to purchase 111,455 shares of common stock were exercised for total cash proceeds of $224,000.  No warrants were exercised during the year ended December 31, 2008.

A summary of stock warrant activity is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,131,146	$5.78	5,197,776	$5.06
Exercised	-		(111,455)	2.00
Forfeited	(60,312)	3.85	(955,175)	2.28
Outstanding, end of year	4,070,834	$5.81	4,131,146	$5.78
Exercisable, end of year	4,070,834	$5.81	4,131,146	$5.78

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant information as of December 31, 2008:

Number of Warrants	Exercise Prices	Expiration Date
300,000	$4.00	2009
2,217,099	4.50	2009
120,000	5.25	2010-2011
20,000	5.50	2009
958,735	6.85	2009
125,000	8.32	2011
330,000	12.50	2009
4,070,834	$5.81

NOTE 11.	INCOME TAXES

As of December 31, 2008 and 2007, the Company had unused net operating loss carryforwards approximating $35 million and $26.0 million, respectively, which may be applied against future taxable income.  The net operating loss carryforwards expire in the years 2020 through 2028.  Portions of these carryforwards may be subject to annual limitations, including Section 382 of the Internal Revenue Code.  At December 31, 2008 and 2007, respectively, the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2008	2007
Deferred tax asset	$13,900,000	$10,500,000
Less: Valuation allowance	13,900,000	10,500,000
Net deferred tax asset	$0	$0

As a result of the uncertainty that net operating loss carryforwards will be used in the foreseeable future, a 100% valuation allowance had been provided.  At December 31, 2008 and 2007, a wholly owned subsidiary of the Company had an unused net operating loss carry forward of approximately $226,000 that may be applied against future taxable income.  This net operating loss carry forward expires in 2023.  A 100% valuation allowance has been provided for against this amount.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	MAJOR CUSTOMER

Since July 1, 2005, all of the Company’s ethanol sales have been to one customer.  The Company has an exclusive marketing agreement with this customer.  This customer represented 88% and 91% of the Company’s net sales for the years ended December 31, 2008 and 2007, respectively.  Due to the high prices for corn and natural gas, the Company ceased ethanol production in May 2008 to reduce its operating losses.  The Company is currently pursuing the sale of our Blairstown ethanol plant, which is the Company’s only ethanol producing facility.

NOTE 13.	JOINT VENTURE

Organization of CoastalXethanol LLC

In April 2006, the Company entered into a letter of intent with Coastal Energy Development, Inc., a Georgia corporation (“CED”), to jointly develop plants for the production of ethanol in the State of Georgia and in the South Carolina counties in which the cities of Charleston and Georgetown are located.  In April 2006, the Company formed a subsidiary, CoastalXethanol LLC (“CoastalXethanol”), for the purpose of implementing the projects contemplated by that letter of intent.  CoastalXethanol was a joint venture with CED.  The Company originally acquired an 80% membership interest in CoastalXethanol for a capital contribution of $40,000, and CED acquired a 20% membership interest in CoastalXethanol for a capital contribution of $10,000.  In connection with the formation of CoastalXethanol, the Company issued to CED a warrant to purchase 200,000 shares of the Company’s Common Stock at a purchase price of $6.85 per share that first became exercisable on May 30, 2007 and was exercisable until May 30, 2010.  The fair value of this warrant was $1,011,420, which was amortized over its one-year vesting period.

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

The organizational agreement of CoastalXethanol permitted CoastalXethanol to advance to CED funds for working capital to the extent necessary for CED to provide the services it was required to perform under the agreement.  Those advances bore interest at the prime rate, and were repayable from any distribution by CoastalXethanol to CED with respect to CED’s membership interest in CoastalXethanol.  As of December 31, 2007, the Company had advanced $630,000 to CoastalXethanol for the purposes of funding working capital advances to CED.  In 2007, CoastalXethanol wrote off 100% of the outstanding loans, and any interest thereon, in conjunction with the CED settlement described below.  The Company consolidates the operations of CoastalXethanol.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 5, 2007, the Company, along with CoastalXethanol, initiated an action against CED in the Supreme Court of the State of New York.  On April 3, 2007, CED filed an answer and counterclaim.  On September 14, 2007, the Company reached a settlement with CED and agreed to pay CED $400,000 in exchange for CED’s 20% interest in CoastalXethanol.  The parties executed releases and replaced the warrant described above with a warrant to purchase 200,000 shares of the Company’s common stock that is exercisable at an exercise price of $6.85 per share through May 30, 2009.  The payment and purchase of CED’s 20% interest in CoastalXethanol was completed on September 24, 2007, at which time CoastalXethanol became a wholly-owned subsidiary of the Company.

NOTE 14.	RELATED PARTY TRANSACTIONS

On December 1, 2006, the Company entered into a consulting agreement with Christopher d’Arnaud-Taylor, a former member of the Company’s board and the Company’s former Chairman, President and Chief Executive Officer, under which Mr. d’Arnaud-Taylor agreed to provide strategic advice to the Company’s Chief Executive Officer.  During the term of the agreement, the Company agreed to pay Mr. d’Arnaud-Taylor $15,000 per month (payable monthly in advance) and reimburse him for reasonable and appropriately documented business expenses he incurred in the performance of his duties under the agreement.  The term of the agreement expired on November 25, 2007.  The agreement includes covenants by Mr. d’Arnaud-Taylor regarding confidentiality.

During 2007, the Company recognized $165,000 in cash compensation expense, and actual payments made to Mr. d’Arnaud-Taylor during 2007 were $256,000.

On October 1, 2006, the Company entered into an advisory agreement with Northeast Securities, Inc. (“Northeast”) under which Northeast agreed, on a non-exclusive basis, to assist the Company in various corporate matters including advice relating to general capital raising, mergers and acquisition matters, recommendations relating to business operations and strategic planning.  William P. Behrens, one of the Company’s directors, was the Vice Chairman of Northeast Securities, Inc.  In consideration of these services, the Company agreed to pay Northeast an advisory fee of $10,000 per month during the term of the agreement and to reimburse Northeast for all necessary and reasonable out-of-pocket costs and expenses it incurred in the performance of its obligations under the agreement.  The scheduled term of the agreement was one year, subject to earlier termination by the Company in the event of a material breach by Northeast of any of its obligations under the agreement.  In May 2007, the Company informally amended its agreement with Northeast to eliminate the advisory fee of $10,000 per month, although Northeast continued to perform advisory services for the Company.  On July 25, 2007, the Company formally agreed with Northeast to terminate the agreement.

During 2007, the Company paid and recorded consulting expense of $40,000 pursuant to the agreement.  In addition, Northeast received a $5,100 fee in connection with the Company’s purchase of auction rate securities during 2007.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Until April 30, 2008, the Company had an arrangement with one of its former advisory board members to act as the Company’s chief technology strategist, and the Company paid him a monthly consulting fee of $8,000 plus expenses.  For the years ended December 31, 2008 and 2007, $33,000 and $101,000, respectively, had been paid under this arrangement.

On February 19, 2009, the Company borrowed $111,000 from David Ames, President and CEO.  Mr. Ames received a promissory note bearing interest at 8% per annum.  The note has a maturity date of December 31, 2009.

NOTE 15.	LEGAL PROCEEDINGS

The Company is a party to the Jacoby Energy Development lawsuit as described below.  The class action lawsuit described below was settled on October 6, 2008.  An adverse result in the Jacoby Energy Development lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition.

Class Action Lawsuit.  In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York, purportedly brought on behalf of all purchasers of the Company’s common stock during the period January 31, 2006 through August 8, 2006.  The complaint alleged, among other things, that the Company and some of its former officers and directors made materially false and misleading statements regarding the Company’s operations, management and internal controls in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The individual defendants were Lawrence S. Bellone, a former director, Executive Vice President, Corporate Development, principal accounting officer and Chief Financial Officer; Christopher d’Arnaud-Taylor, a former director, Chairman, President and Chief Executive Officer; and Jeffrey S. Langberg, a former director.  The plaintiffs sought, among other things, unspecified compensatory damages and reasonable costs and expenses, including counsel fees and expert fees.  Six nearly identical class action complaints were thereafter filed in the same court, all of which were later consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.).  The plaintiffs filed their amended consolidated complaint on March 23, 2007.  On November 28, 2007, the defendants, including the Company, reached an agreement in principle with the plaintiffs’ lead counsel to settle the class action.  On October 6, 2008, the District Court Judge dismissed the class action with prejudice.  In connection with the settlement, the plaintiffs received $2.8 million, of which the Company paid $400,000 and the Company’s insurance carriers paid $2.4 million.  In addition, the Company’s insurance carriers paid $300,000 in legal costs.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia (File No. 2008CV154224) against the Company, its subsidiary Global Energy Systems, Inc. (“GES”), and six current officers and employees.  The six individual defendants are Romilos Papadopoulos, the Company’s Chief Operating Offer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees of GES.  The complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between the Company and JEDI and its affiliates.  The plaintiffs allege that the Company breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for its own business purposes.  The plaintiffs also allege that the Company tortiously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  The Company denied the allegations in the complaint, and the individual defendants have asserted counterclaims against the plaintiffs.  Pursuant to a scheduling order entered by the court on December 30, 2008, discovery is scheduled to end on July 31, 2009, and dispositive motions, including motions for summary judgment, must be filed by August 17, 2009.  The parties have refrained from conducting discovery while they attempt to reach a business resolution of the issues, but as of the date of this report, the parties have not yet reached a settlement.  The parties are continuing their discussions, but the discovery may resume shortly if a resolution is not reached.

Global Energy and Management, LLC Lawsuit.  In December 2007, Global Energy and Management, LLC (“GEM”) filed an action in the federal court for the Southern District of New York against the Company and nine of the Company’s current or former officers, directors and affiliates entitled Global Energy and Management v. Xethanol Corporation, et al.  The lawsuit alleges fraud by the defendants in connection with GEM’s alleged investment of $250,000 in NewEnglandXethanol, LLC, a joint venture of the Company and GEM.  Initially, GEM sought more than $10,000,000 in damages plus pre-judgment interest and costs.  After the Company asked the District Court in May 2008 for leave to move to dismiss the complaint, GEM served the Company with its third amended complaint, seeking damages of only $250,000.  Upon the Company’s motion, the Court dismissed that complaint on February 23, 2009, holding that GEM could file an amended complaint only upon payment to the Company of $5,000 towards its legal fees.  On March 17, 2009, GEM paid the Company $5,000 and filed its Fourth Amended Complaint against the Company and four former directors and officers seeking in damages repayment of its alleged $250,000 investment, lost profits, consequential damages, interest and costs.  The Company has asked the Court for leave to move to dismiss the Fourth Amended Complaint and intends to defend against this action vigorously.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

The Company entered into several letters of intent for energy-related projects during 2008 under which it had paid a total of $910,000 in good faith deposits that it could lose if the Company did not acquire the projects as planned.  Deposits of $510,000 were used toward closing the Hickory Ridge and Port Charlotte Landfill deals, as described in Note 17 below.  The Company will require debt and/or equity financing in order to pursue its projects.  Obtaining financing will be difficult in the current credit and business environment.  The Company expensed $400,000 of non-refundable deposits at December 31, 2008.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases office space in Atlanta, Georgia with a lease term expiring on February 28, 2014.  The Company also leased space in New York City, which lease expired during 2008.  Rent expense was $306,197 and $388,290 for the years ended December 31, 2008 and 2007 respectively.

Minimum future lease payments are as follows:

Years Ended December 31	Lease Payment
2009	$255,872
2010	322,423
2011	332,156
2012	342,146
2013	352,449
Thereafter	60,051
Total:	$1,665,097

NOTE 17.	SUBSEQUENT EVENTS

Landfill Gas Sale and Purchase Agreement.  On February 2, 2009, an indirect wholly owned subsidiary of the Company acquired, pursuant to a Landfill Gas Sale and Purchase Agreement dated November 14, 2008 (as amended, the “Hickory Ridge Agreement”) the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge landfill located in Conley (DeKalb County), Georgia (“Hickory Ridge”) through December 31, 2029.  The Company intends to process the landfill gas collected at Hickory Ridge to convert it into a saleable energy product.  The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge landfill gas purchase rights.

Pursuant to the Hickory Ridge Agreement, the Company will lease a portion of the Hickory Ridge property on which the Company will be required at the Company’s cost to acquire or construct a processing facility to process the landfill gas collected at Hickory Ridge.  The Company is also required, at the Company’s cost, to obtain all necessary permits and to construct all required pipelines and ancillary facilities to transport the collected landfill gas to the processing facility and the processed gas to any purchaser, as well as to install all metering and measuring equipment.  If the Company does not complete the processing facility, pipelines and ancillary facilities by December 31, 2010, subject to the Company’s right to extend the completion date through December 31, 2012 under certain circumstances, Republic will have the right to terminate the Hickory Ridge Agreement.

Once the Company’s processing facility commences commercial operation, the Company will pay Republic for landfill gas received at the processing facility a percentage royalty on the sum of the revenue that the Company collects from the sale of gas from the processing facility plus the value of certain environmental allowances, credits and offsets attributable to the Company’s processing facility’s displacement of conventional energy generation. If the Company is unsuccessful in obtaining financing to complete this project, it could lose its rights under the agreement.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

North American Natural Resources-Southeast, LLC Agreement.  On January 20, 2009, GES-Port Charlotte, LLC, an indirect wholly-owned subsidiary of the Company, entered into a project assignment agreement (the “Port Charlotte Project Assignment Agreement”) with North American Natural Resources-Southeast, LLC (“NANR”).  Under the Port Charlotte Project Assignment Agreement, the Company acquired (a) all of NANR’s rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill site (the “Port Charlotte landfill”) and (b) the exclusive right to construct and operate a landfill gas-to-energy project at the Port Charlotte landfill.

In consideration of payments the Company agreed to make as described in the paragraph below, NANR transferred and assigned to the Company all of its rights related to the Port Charlotte landfill gas project, which it had previously acquired from Charlotte County in July 2008 pursuant to an Agreement Between Charlotte County and North American Natural Resources-Southeast for Landfill Gas Purchase and a Site Lease Agreement (the “assigned contracts”).  The Company, Charlotte County and NANR subsequently approved the assignment and executed a novation agreement substituting GES-Port Charlotte for NANR as the party to each of the assigned contracts.

Under the terms of the Port Charlotte Project Assignment Agreement, the aggregate purchase price for the rights related to the Port Charlotte landfill gas project is $350,000, subject to certain conditions as described below.  At the closing, the Company paid NANR $100,000, which included a credit for the Company’s previous non-refundable deposit of $10,000.  In addition, the Company agreed to pay the remaining balance of $250,000 to NANR in cash upon the occurrence of each event or milestone that triggers the Company’s  obligation to make payments as follows:

•	a $100,000 payment within 10 business days after the Company procures the air construction permit and solid waste permit for the project;
•	a $50,000 payment on the Company’s installation of a landfill gas collection system as provided in the assigned contracts;
•	a $50,000 payment on the Company’s execution of a purchase power agreement with a local electric utility and the agreement that utility for the construction of the necessary interconnect; and
•	a $50,000 payment within 10 business days after the first anniversary of the commencement of operation of the project.

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the last $50,000 payment, the “commencement of operation” means the day upon which the project has been generating electricity for sale to a local utility for at least 24 hours per day for 7 consecutive days.  If any of the events or milestones listed in the bullet points above is unachievable or unattainable within a reasonable period of time due to no fault of the Company, the Company is not obligated to make the payment to NANR associated with the event or milestone, and the Company will not be obligated to pursue, nor make any payments associated with, any subsequent events or milestones.  However, if the Company fails to complete construction of the landfill gas collection system and the facility to convert the landfill gas at Zemel Road into energy by January 22, 2010, the Company will become liable to Charlotte County for liquidated damages equal to $1,000 per day for each day of delay in completing the collection system and $200 per day for each day of delay in completing the energy facility.

In connection with the Port Charlotte Project Assignment Agreement, the Company assumed and agreed to perform all commitments and obligations of NANR under the assigned contracts as of the close of business on January 23, 2009.  Subject to certain conditions, NANR and the individual who is its sole member agreed to indemnify us for up to $350,000 for a period of 5 years after the commencement of operation for any loss the Company incurs as a result of fees and expenses imposed on NANR and any breach of representation, warranty or covenant made by NANR under the Port Charlotte Project Assignment Agreement.  If the Company is unsuccessful in obtaining financing to complete this project, it could lose its rights under the agreement.

Sale of Southeast Biofuels Interest.  On January 19, 2009, the Company entered into an agreement with Renewable Spirits, LLC to exchange the Company’s 78% interest in Southeast Biofuels, LLC in return for cancellation of the remaining balance on the note the Company issued to Renewable Spirits in connection with the 2006 acquisition of Renewable Spirits’ assets.  The remaining balance on the note at the time of the 2008 agreement was $279,000.  As a result of this agreement and transaction, the Company no longer has an interest in Southeast Biofuels.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management based this assessment on the criteria established in “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework).  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.	OTHER INFORMATION.

Agreement with Renewable Spirits, LLC.  In December 2006, Southeast Biofuels, LLC, a subsidiary of our now wholly owned subsidiary, CoastalXethanol, LLC, acquired certain assets from Renewable Spirits, LLC consisting of equipment and intellectual property associated with an experimental system for the production of ethanol and other marketable co-products from waste citrus biomass.  In exchange for these assets, we (1) paid Renewable Spirits $100,000 in cash, (2) issued Renewable Spirits a $600,000 note payable over 120 month, and (3) granted Renewable Spirits a 22% membership interest in Southeast Biofuels.  In January 2008, the Florida Department of Agriculture and Consumer Services approved a $500,000 grant to Southeast Biofuels, and through Southeast Biofuels, we intended to build a demonstration plant for converting citrus peel waste into ethanol.  However, we have reevaluated our investment in Southeast Biofuels and have decided that it no longer fits within our long-term corporate strategy.  On January 19, 2009, we entered into an agreement with Renewable Spirits to exchange our 78% interest in Southeast Biofuels in return for cancellation of the remaining balance on the note we issued to Renewable Spirits in connection with the 2006 acquisition of Renewable Spirit’s assets.  The remaining balance on the note at the time of the 2008 agreement was $279,000.  As a result of this agreement and transaction, we no longer have an interest in Southeast Biofuels.

Port Charlotte Novation Agreement.  On January 20, 2009, GES-Port Charlotte, LLC, an indirect wholly-owned subsidiary of the Company, entered into a project assignment agreement (the “Port Charlotte Project Assignment Agreement”) with North American Natural Resources-Southeast, LLC (“NANR”), under which GES-Port Charlotte acquired (a) all of NANR’s rights to purchase from Charlotte County, Florida all of the landfill gas generated by or at its Zemel Road Landfill site (the “Port Charlotte landfill”) and (b) the exclusive right to construct and operate a landfill gas-to-energy project at the Port Charlotte landfill – See Item 1, “Description of Business – Landfill Gas-To-Energy Business – Port Charlotte, Florida Landfill Gas-to-Energy Project.”  NANR acquired its rights with respect to the landfill gas at the Port Charlotte landfill in July 2008 pursuant to an Agreement Between Charlotte County and North American Natural Resources-Southeast for Landfill Gas Purchase and a Site Lease Agreement (the “assigned contracts”), and the assigned contracts were assigned to us pursuant to the Port Charlotte Project Assignment Agreement.  On January 22, 2009, GES Port-Charlotte, Charlotte County and NANR entered into a novation agreement substituting GES-Port Charlotte for NANR as the party to each of the assigned contracts.

Loan from Mr. Ames.  On February 19, 2009, the Company borrowed $111,000 from David Ames, our President and CEO.  Mr. Ames received a promissory note from the Company in the principal amount of the loan bearing interest at 8% per annum.  The loan has a maturity date of December 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name	Age	Position

David R. Ames	60	Chief Executive Officer, President and Director
Romilos Papadopoulos	50	Chief Financial Officer, Executive Vice President and Secretary
Michael E. Ellis	52	President Global Energy Systems, Executive Vice President
William P. Behrens	70	Director and Non-Executive Chairman of the Board
Gil Boosidan	36	Director
Steven H. Townsend	55	Director
Richard D. Ditoro	71	Director
Robert L. Franklin	71	Director
Edwin L. Klett	73	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

David R. Ames became our Chief Executive Officer and President on November 9, 2006 and has served as a member of our board of directors since October 1, 2006.  Mr. Ames has been an active venture capital investor in alternative energy companies, technologies, processes and services.  He is currently a member of ACORE (American Council On Renewable Energy) and a member of its CEO Council.  He is also a member of NEVC (National Ethanol Vehicle Coalition).  In 2004, Mr. Ames co-founded the alternative energy working group Alterna Energy to make investments in alternative energy companies.  From 1994 through 1999, Mr. Ames served as Chairman, President and Chief Executive Officer of Convergence.com, a provider of high-speed cable modem broadband internet access and other data services over cable systems that was founded by Mr. Ames in 1994 and acquired by C-COR Incorporated in 1999.  Mr. Ames is also a member of the Board of Trustees of Ithaca College.

Romilos Papadopoulos became our Chief Financial Officer, Executive Vice President and Secretary on July 18, 2008.  Prior to joining the Company, Dr. Papadopoulos served as Managing Director of The Jacoby Group, a diversified investment group headquartered in Atlanta, Georgia, with investments in real estate, renewable energy, education, healthcare and media.  From August 2005 through July 2007, he was a founder and the Managing Partner of The Intuitus Group LLC, a merchant banking firm based in Atlanta that specialized in healthcare and alternative energy consulting and advisory services.  From August 2002 through July 2005, Dr. Papadopoulos was a Managing Director of Caymus Partners, an Atlanta based middle market investment banking firm.  Dr. Papadopoulos has extensive experience in capital raising activities with corresponding deal sizes of $10 to $50 million and buy or sell side merger and acquisition transactions with deal sizes up to $250 million across a broad range of industries including the energy, chemical, and pharmaceutical/biotech industries.  He is currently a member of the Board of Advisors of Caymus Partners.

Michael E. Ellis became our Executive Vice President and President of Global Energy Systems, Inc. on June 9, 2008.  Mr. Ellis was formerly the Chief Operating Officer of Jacoby Energy Development beginning on April 1, 2007.  While at Jacoby Energy, he developed the High-BTU Live Oak Landfill project.  Mr. Ellis previously served with Energy Systems Group, a division of Vectren Corporation (NASDQ:VVC), from 2003 to 2007, where he opened the Atlanta Regional office and was responsible for more than $65 million in sales, the majority of which were in the renewable energy sector.  Mike also worked 23 years for the Southern Company. In 2001, he was a founding executive of its energy services company, Southern Company Energy Solutions.  Ellis led Southern Company Energy Solutions to annual sales of over $100 million before leaving to join Energy Systems Group.  He has managed and developed renewable energy projects relating to High-BTU landfill gas, biomass, solar energy and gasification.

William P. Behrens became a member of our board of directors on October 1, 2006 and was appointed our non-executive Chairman of the Board on November 9, 2006.  Since October 2008, Mr. Behrens has served as Vice Chairman of Fulcrum Securities, Inc., manager of its New York City office and member of its management committee.  From October 2001 until September 2008, Mr. Behrens served as the Vice Chairman of Northeast Securities, Inc., where he built a significant presence in private-client advisory services and institutional brokerage.  He joined Northeast Securities with over 30 years of experience from Ernst & Company, most recently as Chairman and CEO of Investec Ernst & Company (a wholly owned subsidiary of Investec Group, Ltd.).  Mr. Behrens currently serves as an official for the NYSE Amex exchange (formerly the American Stock Exchange), has served as a member of the Self-Regulatory Organizations Task Force on Options Reform and has held a variety of senior positions in the financial services industry, including the Securities Industry Association, the Options Clearing Corporation, the American Stock Exchange, and the National Association of Securities Dealers (now FINRA).  He is also a director of Volumetric Fund, Inc. (VOLMX) and ProPapa Missions America.

Gil Boosidan became a member of our board of directors on January 29, 2007.  Until February 2007, Mr. Boosidan served as Senior Vice President of IDT Corporation (NYSE: IDT), as well as Treasurer of IDT Investments, Inc., a subsidiary of IDT that managed a substantial portion of IDT’s cash and investments.  In that role, Mr. Boosidan managed its multi-million dollar fixed income portfolio, and he coordinated IDT’s commercial banking relationships, borrowing, trading and risk management.  Currently, Mr. Boosidan invests and advises in private equity transactions.

Steven H. Townsend became a member of our board of directors on October 22, 2008. Mr. Townsend is currently a Managing Partner of Northeast Development Company, LLC and Townsend Development Associates, LLC, which are engaged in the real estate development business. Mr. Townsend has served in various executive positions, including from 2001 to 2005 as Chairman of the Board of Directors, President and Chief Executive Officer, with United Natural Foods, Inc. (NASDAQ GS: UNFI), a distributor of natural and organic food and related products. Mr. Townsend began his career with United Natural Foods in 1981. Mr. Townsend is also a member of the Board of Directors of SI Financial Group, Inc. (NASDAQ GM: SIFI), the parent holding company of Savings Institute Bank and Trust Company, a community-oriented financial institution located in eastern Connecticut. Mr. Townsend resigned from the Company’s board of directors effective April 1, 2009.

Richard D. Ditoro became a member of our board of directors on September 7, 2006. Mr. Ditoro previously served as a member of our board of directors from July 28, 2005 through August 10, 2006, but did not stand for reelection at our 2006 annual stockholders’ meeting.  Mr. Ditoro is currently a principal in the consulting firm Merestone Development.  In this capacity, Mr. Ditoro provides due diligence, financial modeling, market research, acquisition candidate profiling and strategic partnering advice and assistance to clients in the life sciences and specialty chemical sectors.  Before forming Merestone Development in 1998, Mr. Ditoro held numerous senior management positions, including Vice President of Corporate Development, with Lonza Group, an international chemical conglomerate based in Basle, Switzerland.

Robert L. Franklin became a member of our board of directors on January 29, 2007.  Mr. Franklin is a career investment banker who has served on numerous corporate and not-for-profit boards of directors.  On the Company’s board, he is a member of the Executive Committee, the Audit Committee, and Chairman of the Venture, Science and Technology Committee.  In 2005, he was a founder of Ariel Savannah Angel Partners, LLC, which makes angel risk investments for its members from Savannah, Hilton Head and other Low Country communities.  He is chairman emeritus of Hellcat, LLC, the managing member of the Savannah Angels.  In July 2003, Mr. Franklin was appointed by Massachusetts Governor Romney as a member of the Massachusetts Public Education Nominating Council, on which he served until February 2005.  In 2003 he was vice chairman, and in 2004 he was chairman of the Council.  From 1994 to 1999, he was a trustee of the Massachusetts Maritime Academy, a four-year state college.  In November 2004, he joined the Advisory Board of the Institute for Effective Governance, a Washington, DC service organization for responsible trustees.  From 1998 to 2001, he was a member of the Advisory Board of Directors of the Association of the United States Army.  In June 2004, Mr. Franklin completed a term as a director of Berthel Fisher & Company, a diversified financial services company headquartered in Cedar Rapids, Iowa.  Mr. Franklin received his Bachelor of Arts degree from Boston University in 1959 and served as a Regular Army officer until 1962.

Edwin L. Klett became a member of our board of directors on December 7, 2006.  Mr. Klett is currently senior counsel with the law firm of Buchanan Ingersoll & Rooney, in Pittsburgh, Pennsylvania, where he focuses his practice on corporate litigation.  He was a partner in the law firm of Klett Rooney Lieber & Schorling from its formation in April 1989 until its merger with Buchanan Ingersoll in July 2006.  He has over 40 years of experience in practicing law.  A trial attorney with a background in corporate law, banking, securities and business matters, Mr. Klett was selected by the Pennsylvania Supreme Court to a four-year term on the Judicial Conduct Board of Pennsylvania in 2006.  Mr. Klett is a fellow of the International Academy of Trial Lawyers, the American College of Trial Lawyers, the American Board of Trial Advocates, the American Bar Foundation and the American Law Institute.  He is a member of the American Bar Association and previously served as a member of the ABA House of Delegates.  Mr. Klett is also a former member of the House of Delegates of the Pennsylvania Bar Association and previously served as chairman of the Securities and Class Action Committee of the Civil Litigation Section of the state association.  Mr. Klett is also a director of Northeast Securities, Inc.

Audit Committee

Our board of directors has established an audit committee composed of Mr. Boosidan, its chairman, Mr. Franklin, and Mr. Klett.  The board has determined that Mr. Boosidan is an “audit committee financial expert” as defined under applicable rules of the U.S. Securities and Exchange Commission and is “independent” under the listing standards of the NYSE Amex exchange, on which the shares of our common stock are listed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock.  Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2008, none of our directors, officers, or beneficial owners of more than 10% of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008, except for the following:

•	Mr. Richard Ditoro, one of our directors, filed a late Form 4 on February 15, 2008 to report a stock option grant on February 12, 2008.
•
Mr. Michael Ellis, our Executive Vice President and President of Global Energy Systems, Inc., filed a late Form 3 and Form 4 on July 2, 2008.  The Form 3 should have been filed within ten business days following his becoming an executive officer of the Company on June 9, 2008.  The late Form 4 was to report a stock purchase on June 13, 2008.

•	Mr. William P. Behrens, our Non-Executive Chairman of the Board, filed a late Form 4 on February 4, 2009 to report a stock option grant on January 30, 2009.

Code of Business Conduct and Ethics and Guidelines on Governance Issues

Our board of directors has adopted a code of ethics applicable to all officers, directors and employees, a copy of which is available on our website at www.gnhgroup.com.  We will provide a copy of this code to any person, without charge, upon request, by writing to us at Global Energy Holdings Group, Inc., 3348 Peachtree Road NE, Suite 250, Tower 200, Atlanta, Georgia 30326, Attention: Chief Financial Officer.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth for the years ended December 31, 2008 and 2007 all plan and non-plan compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by all individuals who served as our principal executive officer during 2008, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2008, and two of our executive officers serving at the end of 2007.  These individuals are our “named executive officers.”

Summary Compensation Table for 2008 and 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)		NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)	(j)

David Ames	2008	84,808	150,000	4,117	(3)	2,227	(3)	-	-	-	241,152
President and Chief Executive Officer (2)	2007	1	-	-		1,340,201	(4)	-	-	-	1,340,202

Romilos Papadopoulos Chief Financial Officer and Executive Vice President (5)	2008	126,923	25,000	3,008	(3)	1,625	(3)	-	-	-	156,556

Michael Ellis President Global Energy Systems and Executive Vice President (6)	2008	129,808	35,000	2,533	(3)	1,300	(3)	-	-	-	168,641

Gary Flicker	2008	144,231	-	-		34,758	(8)	-	-	50,000	228,989
Former Chief Financial Officer and Former Executive Vice President (7)	2007	245,296	-	-		382,342	(8)	-	-	-	627,638

Thomas Endres	2008	57,692	-	-		(16,668	)(10)	-	-	-	41,024
Former Chief Operating Officer and Former Executive Vice President, Operations (9)	2007	176,528	-	-		133,207	(10)	-	-	-	309,735

(1)
The amounts in columns (e) and (f) reflect the dollar amount of awards under the Company’s 2005 Incentive Compensation Plan (the “Plan”) that we recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007 in accordance with FAS 123(R).  Assumptions used in the calculations of these amounts are included in Note 9 to our consolidated financial statements in this report.

(2)	Mr. Ames has served as our President and Chief Executive Officer since November 9, 2006.

(3)
On October 9, 2008, we granted to our executive officers, Mr. Ames, Mr. Papadopoulos and Mr. Ellis, and other key members of our management shares of restricted stock and non-qualified stock options under the Plan.  Our executive officers, Mr. Ames, Mr. Papadopoulos and Mr. Ellis were awarded in the aggregate 305,000 shares of restricted stock and non-qualified stock options to purchase 555,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the American Stock Exchange (now the NYSE Amex exchange) on the date of grant, which was $0.19 per share.  Under the terms of the respective agreements, the restricted stock and the stock options have a 7-year term and will vest, expire or be forfeited at earlier dates based on the Company’s stock price.  The amounts in columns (e) and (f) for each of Mr. Ames, Mr. Papadopoulos and Mr. Ellis for 2008 represent the compensation expenses we incurred in 2008 in connection with the October 9, 2008 grant.

(4)
On December 7, 2006, we granted an option to purchase 1,350,000 shares of our common stock to Mr. Ames at an exercise price of $2.44 per share (the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange, now the NYSE Amex exchange) in consideration of his service as our President and Chief Executive Officer, and 200,000 shares vested on the grant date.  The remaining 1,150,000 were initially scheduled to vest on the first anniversary of the date of grant.  On February 1, 2007, our compensation committee agreed to revise the vesting of the option for those 1,150,000 shares so that they vested in equal monthly installments on the seventh day of each month, with the final installment vesting on December 7, 2007.  The option expires on the fifth anniversary of the date of grant.  The amount in the table represents the compensation expense we incurred in 2007 for Mr. Ames in connection with the December 7, 2006 option grant.

(5)	Mr. Papadopoulos became our Chief Financial Officer, Executive Vice President and Secretary on July 18, 2008.

(6)	Mr. Ellis became our President of Global Energy Systems and Executive Vice President on June 9, 2008.

(7)	Mr. Flicker became our Chief Financial Officer, Executive Vice President and Secretary on January 29, 2007. On July 17, 2008, Mr. Flicker’s employment with the Company ended.

(8)
On February 1, 2007, we granted an option under the Plan to purchase 425,000 shares of our common stock to Mr. Flicker at an exercise price of $2.79 per share, the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange (now the NYSE Amex exchange), in consideration of his service as our Chief Financial Officer, Executive Vice President and Secretary; 212,500 shares were vested on February 1, 2008 and the remainder of the option vests in two equal installments of 106,250 shares each on the second and third anniversaries of the date of grant.  The option expires on the fifth anniversary of the date of grant.  The amount in the table represents the compensation expense we incurred in 2008 and 2007 for Mr. Flicker in connection with the February 1, 2007 grant.  The options granted to Mr. Flicker in the February 1, 2007 grant were forfeited in January 2009.

(9)
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

(10)
On December 7, 2006, we granted an option to purchase 100,000 shares of our common stock to Mr. Endres at an exercise price of $2.44 per share, the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange (now the NYSE Amex exchange), in consideration of his continued service as our Senior Vice President, Operations.  All shares under this option vested on the first anniversary of the grant, and the option expires on the fifth anniversary of the grant date.  On June 19, 2007, we granted an option to purchase 50,000 shares of our common stock to Mr. Endres at an exercise price of $1.19 per share, the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange (now the NYSE Amex exchange), in consideration of his service as our Chief Operating Officer, and all shares vested on the first anniversary of the date of grant.  The option expires on the fifth anniversary of the date of grant.  The amount in the table includes (x) $116,539 in compensation expense we incurred in 2007 for Mr. Endres in connection with the December 7, 2006 grant; and (y) $16,668 in compensation expense we incurred in 2007 for Mr. Endres in connection with the June 19, 2007 grant.  The June 2007 option grant to Mr. Endres was forfeited upon the effective date of his termination on April 12, 2008, and $16,668 of compensation expense recorded during 2007 on this option was reversed in 2008.

Employment Agreement with Thomas Endres

In connection with Mr. Endres’ appointment as Chief Operating Officer, we entered into an amended and restated employment agreement with him on June 19, 2007.  The agreement provided for an annual base salary of $200,000 and had a term of eighteen months commencing on September 7, 2006 and ending on March 6, 2008.  On March 12, 2008, Mr. Endres informed our board of directors of his decision not to renew his employment agreement.  He resigned as our Chief Operating Officer and Executive Vice President effective April 12, 2008.  His employment agreement provided for our previous grants to Mr. Endres of (a) an option to purchase 30,000 shares of our common stock at an exercise price of $3.62 per share (the closing price per share of our common stock on September 7, 2006, the date of grant as reported by the American Stock Exchange, now the NYSE Amex exchange), of which all shares vested on December 31, 2006, and (b) an option to purchase 100,000 shares of our common stock at an exercise price of $2.44 per share (the closing price per share of our common stock on December 7, 2006, the date of grant, as reported by the American Stock Exchange, now the NYSE Amex exchange).  The option to purchase 100,000 shares of our common stock that was granted on December 7, 2006 vested on the first anniversary of the date of grant and expires on the fifth anniversary of the date of grant.  Under the agreement, we also granted Mr. Endres on June 19, 2007 an additional option to purchase 50,000 shares of our common stock at an exercise price of $1.19 per share (the closing sales price of the common stock on the date of grant as reported on the American Stock Exchange, now the NYSE Amex exchange).  Because this option was not scheduled to vest until the first anniversary of the date of grant, it was forfeited when Mr. Endres employment with us ended.

Outstanding Equity Awards for Named Executive Officers at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2008 for each of our named executive officers listed in the Summary Compensation Table above.  Unless otherwise noted in the footnotes, options are fully vested.  As noted below, the number of shares issuable upon exercise of the options granted in December 2006, February 2007 and June 2007, to the extent that such amount exceeded the number then available under the Plan, was subject to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award under the Plan to cover those excess options.  On February 12, 2008, at our annual meeting of the stockholders, our stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000.  The Plan, as amended, provides that the total number of shares of common stock that may be subject to awards granted under the Plan is 6,500,000 shares (plus the number of shares with respect to which awards previously granted thereunder are forfeited, expire, terminate without being exercised or are settled with property other than shares, and the number of shares that are surrendered in payment of any awards or any tax withholding requirements).  The table below reflects the outstanding stock options held on December 31, 2008, giving effect to the stockholder approval on February 12, 2008 of the increase in the number of shares issuable under the Plan that covered those excess options.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2008)

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options — Exercisable (#)		Number of Securities Underlying Unexercised Options — Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Stock or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Note Vested ($)

David Ames	-		240,000	(1)	$0.19	(2)	10/9/2015	130,000	(1)	$15,705.30	-	-
	175,000	(3)			3.00	(4)	10/5/2016
	1,350,000	(5)			2.44	(2)	12/7/2011

Romilos Papadopoulos	-		175,000	(1)	0.19	(2)	10/9/2015	95,000	(1)	11,476.95	-	-

Michael Ellis	-		140,000	(1)	0.19	(2)	10/9/2015	50,000	(1)	6,040.50	-	-

Gary Flicker	212,500	(6)	212,500	(6)	2.79	(2)	2/1/2012	-			-	-

Thomas Endres	30,000	(7)	-		3.62	(2)	9/7/2011	-			-	-
	100,000	(7)			2.44	(2)	9/7/2011

(1)
On October 9, 2008, the compensation committee of our board of directors granted to our executive officers, Mr. Ames, Mr. Papadopoulos, and Mr. Ellis, shares of restricted stock and non-qualified stock options under our 2005 Incentive Compensation Plan.  The shares of restricted stock and stock options have a term of seven years and vest as follows: (a) 50% of the shares of restricted stock and the stock options shall vest if the closing price of our common stock, as reported on the NYSE Amex exchange, equals or exceeds $1.50 per share for ten consecutive trading days on or before October 9, 2011, and if such threshold price is not achieved by such date, then all restricted stock and stock options under the award are forfeited; (b) provided the threshold price is met by the deadline in paragraph (a) above, then 25% of the shares of restricted stock and stock options shall vest if the closing price of our common stock equals or exceeds $2.00 per share for ten consecutive trading days on or before October 9, 2015; and (c) provided the threshold price is met by the deadline in paragraph (a) above, then 25% of the shares of restricted stock and stock options shall vest if the closing price of our common stock equals or exceeds $2.50 per share for ten consecutive trading days on or before October 9, 2015.  All of a recipient’s unvested shares of restricted stock will be forfeited immediately if the recipient’s employment is terminated for any reason, and all unexercised stock options will be terminated immediately if the recipient’s employment is terminated for cause, as defined in the 2005 Incentive Compensation Plan.

(2)	Based on the closing price per share of our common stock on the date of grant as reported by the NYSE Amex exchange (formerly the American Stock Exchange).

(3)
On October 5, 2006, we granted an option to purchase 205,000 shares of our common stock to Mr. Ames in consideration of his service as a director, and 175,000 shares were vested on the date of grant and the remainder of the option vested in two installments of 15,000 shares each on the six-month and one-year anniversaries of the date of grant.  On November 9, 2006, upon Mr. Ames becoming our President and Chief Executive Officer, the option for the remaining 30,000 shares that was granted as part of the October 5, 2006 grant was forfeited as a result of his resigning as a member of the governance and compensation committees.

(4)	Based on the closing price per share of our common stock on the day before the date of grant as reported by the NYSE Amex exchange (formerly the American Stock Exchange).

(5)
On December 7, 2006, we granted options to purchase a total of 1,350,000 shares of our common stock to Mr. Ames in consideration of his service as our President and Chief Executive Officer, and the option for 200,000 shares vested on the grant date.  The option to purchase the remaining 1,150,000 shares was initially scheduled to vest on the first anniversary of the date of grant.  On February 1, 2007, our compensation committee agreed to revise the vesting of the option for those 1,150,000 shares so that they would vest in equal monthly installments on the seventh day of each month, with the final installment vesting on December 7, 2007.  411,750 of the shares issuable on exercise of the option granted to Mr. Ames on December 7, 2006 were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.

(6)
On February 1, 2007, we granted an option to purchase 425,000 shares of our common stock to Mr. Flicker in consideration of his service as our Chief Financial Officer, Executive Vice President and Secretary.  The option to purchase 212,500 of these shares vested on February 1, 2008.  The remainder of the option to purchase 212,500 shares was scheduled to vest in two equal installments on each of the second and third anniversaries of the grant date.  The 425,000 shares issuable on exercise of the option granted to Mr. Flicker on February 1, 2007 were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.  The options granted to Mr. Flicker in the February 1, 2007 grant were forfeited in January 2009.

(7)
In consideration of his service as our Senior Vice President, Operations, on September 7, 2006, we granted to Mr. Endres an option to purchase 30,000 shares of our common stock that vested on December 31, 2006.  On December 7, 2006, we granted Mr. Endres an option to purchase 100,000 shares of our common stock that vested on December 7, 2007.  30,500 of the shares issuable on exercise of the option granted to Mr. Endres on December 7, 2006 were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.

Employment Agreement with Mr. Endres.

As discussed above, pursuant to an employment agreement with Mr. Endres, on June 19, 2007, we granted an option to purchase 50,000 shares of our common stock to Mr. Endres in consideration of his service as our Chief Operating Officer, and all shares were scheduled to vest on the first anniversary of the date of grant and were subject to stockholder approval of an amendment to the Plan, which was subsequently approved as of February 12, 2008.  On March 12, 2008, Mr. Endres informed our board of directors of his decision not to renew his employment agreement.  He resigned as our Chief Operating Officer and Executive Vice President effective April 12, 2008.  Accordingly, these options were forfeited when Mr. Endres’ employment with us ended.

Compensation of Directors

The following table sets forth a summary of the compensation we paid in 2008 to our directors.  The table includes any person who served during 2008 as a director (other than named executive officers), even if he is no longer serving as a director.  For information about the compensation we paid to Mr. Ames for serving as a director, see the notes to the Summary Compensation Table above.  Mr. Bellone, who served as a director from October 5, 2006 until his resignation on January 16, 2008, did not receive any compensation related to his service as a director in 2008.

Director Compensation for 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)

William P. Behrens (2)	$27,500	-	11,858	(3)	-	-	-	$39,358

Richard D. Ditoro (4)	27,500	-	14,312	(3)	-	-	-	41,812

Edwin L. Klett (5)	27,500	-	18,103	(3)	-	-	-	45,603

Steven Townsend (6)	7,500	-	-		-	-	-	7,500

Gil Boosidan (7)	27,500	-	31,226	(3)	-	-	-	58,726

Robert L. Franklin (8)	27,500	-	31,226	(3)	-	-	-	58,726

(1)
The amounts in column (d) reflect the dollar amount of awards under the Plan that we recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R).  Assumptions used in the calculation of this amount are included in Note 9 to our audited consolidated financial statements in this report.

(2)	Mr. Behrens was elected to the board on October 1, 2006, and is currently serving as a director.

(3)
The table below summarizes the outstanding stock options held on December 31, 2008 by any person who served during 2008 as a director (other than named executive officers), even if such person is no longer serving as a director.  The number of shares issuable upon exercise of the options granted in December 2006 and February 2007, to the extent that such amount exceeded the number then available under the Plan, was subject to approval by our stockholders of an amendment to the Plan to increase the number of shares available for award under the Plan to cover those excess options.  On February 12, 2008, at our annual meeting of stockholders, our stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000.  The table below reflects the outstanding stock options held on December 31, 2008 by our non-executive directors, giving effect to the stockholder approval on February 12, 2008 of the increase in the number of shares issuable under the Plan that covered those excess options.

Name	Grant Date	Number of Options Granted	Number of Securities Underlying Unexercised Options — (#) Exercisable	Number of Securities Underlying Unexercised Options — (#) Unexercisable	Option Exercise Price ($) (a)		Option Expiration Date

William P. Behrens (b)	3/20/2008	55,000	27,500	27,500	$0.42		3/20/2018
	10/5/2006	215,000	215,000	–	3.00		10/5/2016

Richard D. Ditoro (c)	3/20/2008	55,000	27,500	27,500	0.42		3/20/2018
	7/28/2005	80,000	80,000	–	4.00	(d)	7/28/2010
	9/7/2006	55,000	55,000	–	3.62		9/7/2011
	10/5/2006	5,000	5,000	–	3.00		10/5/2016
	12/7/2006	125,000	125,000	–	2.44		12/7/2016
	2/1/2007	15,000	15,000	–	2.79		2/1/2017

Edwin L. Klett (e)	3/20/2008	55,000	27,500	27,500	0.42		3/20/2018
	12/7/2006	40,000	40,000	–	2.44		12/7/2016
	12/7/2006	175,000	175,000	–	2.44		12/7/2016
	2/1/2007	25,000	25,000	–	2.79		2/1/2017

Gil Boosidan (f)	3/20/2008	55,000	27,500	27,500	0.42		3/20/2018
	2/1/2007	200,000	200,000	–	2.79		2/1/2017

Robert L. Franklin (g)	3/20/2008	55,000	27,500	27,500	0.42		3/20/2018
	2/1/2007	200,000	200,000	–	2.79		2/1/2017

(a)
Except as noted otherwise, the exercise price of each option in this column is equal to the closing price per share of our common stock on the date of grant as reported by the NYSE Amex exchange (formerly the American Stock Exchange).

(b)
We granted options to purchase shares of our common stock to Mr. Behrens in consideration of his service as a director.  The amount in the Director Compensation Table includes $11,858 in compensation expense we incurred in 2008 for Mr. Behrens in connection with the March 20, 2008 grant.

(c)
We granted options to purchase shares of our common stock to Mr. Ditoro in consideration of his service as a director.  The amount in the Director Compensation Table includes (y) $2,454 in compensation expense we incurred in 2008 for Mr. Ditoro in connection with the February 1, 2007 grant and (z) $11,858 in compensation expense we incurred in 2008 for Mr. Ditoro in connection with the March 20, 2008 grant.

(d)	As reported by the OTC Bulletin Board, the high and closing prices per share of our common stock on the date of grant were $4.20 and the low price was $3.51.

(e)
We granted options to purchase shares of our common stock to Mr. Klett in consideration of his service as a director.  The amount in the Director Compensation Table includes (y) $4,089 in compensation expense we incurred in 2008 for Mr. Klett in connection with the February 1, 2007 grant and (z) $14,014 in compensation expense we incurred in 2008 for Mr. Klett in connection with the March 20, 2008 grant.

(f)
We granted options to purchase shares of our common stock to Mr. Boosidan in consideration of his service as a director.  The amount in the Director Compensation Table includes (y) $20,446 in compensation expense we incurred in 2008 for Mr. Boosidan in connection with the February 1, 2007 grant and (z) $10,780 in compensation expense we incurred in 2008 for Mr. Boosidan in connection with the March 20, 2008 grant.

(g)
We granted options to purchase shares of our common stock to Mr. Franklin in consideration of his service as a director.  The amount in the Director Compensation Table includes (y) $20,446 in compensation expense we incurred in 2008 for Mr. Franklin in connection with the February 1, 2007 grant and (z) $10,780 in compensation expense we incurred in 2008 for Mr. Franklin in connection with the March 20, 2008 grant.

(4)	Mr. Ditoro, who is currently serving as a director, served as a director from July 28, 2005 through August 10, 2006 and again became a director on September 7, 2006.

(5)	Mr. Klett was elected a director on December 7, 2006, and is currently serving as a director.

(6)	Mr. Townsend was elected as a director on October 22, 2008, and resigned from the board of directors effective April 1, 2009.

(7)	Mr. Boosidan was elected as a director on January 29, 2007, and is currently serving as a director.

(8)	Mr. Franklin was elected as a director on January 29, 2007, is currently serving as a director.

We compensate non-employee members of the board through a mixture of cash and equity-based compensation.  Commencing October 1, 2006, we adopted a policy of paying each independent, non-employee director a quarterly retainer of $5,000 for his services as a director.  On March 20, 2008, we revised this policy to increase this quarterly retainer to $7,500.

On the date each independent, non-employee director is elected to the board of directors for his or her first time, our current policy is to grant to the director an option to purchase shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant.  Directors also receive stock option grants for serving on the audit, governance, compensation and science committees.  The number of shares underlying each annual option grant is: 25,000 shares for chairing the compensation, governance or science committees; 50,000 shares for chairing the audit committee; 15,000 shares for being a member of the governance, compensation or science committees; and 25,000 shares for being a member of the audit committee.  Annual grants to reelected directors are at the discretion of the board.

On January 30, 2009, as detailed in the following table and in accordance with the policy described in the previous paragraph, we granted to our non-employee directors options to purchase a total of 345,000 shares at a purchase price per share equal to the closing price of the common stock on the NYSE Amex exchange on the date of grant (which was $0.25 per share).  This grant covers the first six months service by the directors for 2009.  The options granted to each director vested half on March 31, 2009 and the remaining half vests on the date of our next annual meeting.  The options have a term of 10 years.

Name	Position	Number of Options

William Behrens	Chairman of the Board	25,000
	Member of Compensation Committee	7,500
	Member of Governance Committee	7,500

Gil Boosidan	Chair of Audit Committee	25,000

Richard Ditoro	Chair of Compensation Committee	12,500
	Member of Governance Committee	7,500
	Member of Science & Technology Committee	7,500

Robert Franklin	Chair of Technology Committee	12,500
	Member of Audit Committee	12,500
	Member of Executive Committee	12,500

Edwin Klett	Chair of Governance Committee	12,500
	Member of Compensation Committee	7,500
	Member of Audit Committee	12,500
	Member of Executive Committee	12,500

Steven Townsend	Board Membership	150,000
	Member of Technology Committee	7,500
	Member of Executive Committee	12,500

TOTAL		345,000

Directors who are also our employees do not receive cash or equity compensation for service on the board in addition to compensation payable for their service as our employees.

Change-in-Control Arrangements

The Plan provides that if and only to the extent provided in the award agreement, or to the extent otherwise determined by the compensation committee, subject to certain limitations, on the occurrence of a “Change-in-Control”, (a) any option or stock appreciation right that was not previously vested and exercisable as of the time of the Change-in-Control, shall become immediately vested and exercisable, (b) any restrictions, deferral of settlement, and forfeiture conditions applicable to a restricted stock award, deferred stock award or other stock-based award subject only to future service requirements granted under the Plan shall lapse and such awards shall be deemed fully vested as of the time of the Change-in-Control, and (c) with respect to any outstanding award subject to achievement of performance goals and conditions under the Plan, the compensation committee may, in its discretion, deem such performance goals and conditions as having been met as of the date of the Change-in-Control.

For this purpose, a “Change-in-Control” includes:

•
consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any of its subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding voting securities of the Company immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the voting securities of the Company, (B) no person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination or any person that as of the effective date of the Plan owns beneficial ownership of a controlling interest) beneficially owns, directly or indirectly, fifty percent (50%) or more of the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the Board of Directors of the corporation resulting from such Business Combination were members of our incumbent board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination;

•
the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of our outstanding securities, with certain exceptions;

•
during any consecutive two-year period, individuals who at the beginning of that two-year period constituted the Board of Directors (together with any new directors whose election to the Board of Directors, or whose nomination for election by the stockholders of the Company, was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose elections or nominations for election were previously so approved) cease for any reason to constitute a majority of the Board of Directors then in office; or

•	approval by our stockholders of a complete liquidation or dissolution of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information regarding the number of shares of our common stock beneficially owned as of March 1, 2009 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;
•	each of our directors and named executive officers (other than Mr. Flicker and Mr. Endres who are no longer executive officers); and
•	all of our directors and executive officers, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock that may be acquired on exercise of stock options or warrants that are currently exercisable or that become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the option holders.  Subject to any applicable community property laws, the persons or entities named in the table below have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Except as otherwise provided below, the address of each of the persons listed below is c/o Global Energy Holdings Group, Inc., 3348 Peachtree NE, Suite 250, Tower Place 200, Atlanta, Georgia 30326, and the title and class of securities reported is our common stock, par value $0.001 per share (our “Common Stock”).

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned

David R. Ames (2)	1,892,010	(3)	6.2%
William P. Behrens	428,891	(4)	1.5%
Gil Boosidan	291,391	(5)	1.0%
Richard D. Ditoro	357,578	(6)	1.2%
Robert L. Franklin	268,750	(7)	*
Edwin L. Klett	577,500	(8)	2.0%
Steven H. Townsend	585,000	(9)	2.0%
Romilos Papadopoulos (2)	95,000	(10)	*
Michael E. Ellis (2)	85,600	(11)	*
Gary W. Flicker	40,000		*
Thomas J. Endres	133,300	(12)	*
Directors and executive officers as a group	4,755,020	(13)(14)	14.7	%(14)

* Less than 1% of outstanding shares.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 60 days after March 1, 2009 by the exercise of any warrant, stock option or other right.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)
On October 9, 2008, the compensation committee of our board of directors granted, pursuant to the Plan, (a) to Mr. Ames 130,000 unvested shares of restricted stock and an option to purchase 240,000 shares, (b) to Mr. Papadopoulos 95,000 unvested shares of restricted stock and an option to purchase 175,000 shares, and (c) to Mr. Ellis 80,000 unvested shares of restricted stock and an option to purchase 140,000 shares.  The shares of restricted stock and stock options have a term of seven years and vest as follows: (a) 50% of the shares of restricted stock and the stock options shall vest if the closing price of our common stock, as reported on the NYSE Amex exchange, equals or exceeds $1.50 per share for ten consecutive trading days on or before October 9, 2011, and if such threshold price is not achieved by such date, then all restricted stock and stock options under these awards are forfeited; (b) provided the threshold price is met by the deadline in paragraph (a) above, then 25% of the shares of restricted stock and stock options shall vest if the closing price of our common stock equals or exceeds $2.00 per share for ten consecutive trading days on or before October 9, 2015; and (c) provided the threshold price is met by the deadline in paragraph (a) above, then 25% of the shares of restricted stock and stock options shall vest if the closing price of our common stock equals or exceeds $2.50 per share for ten consecutive trading days on or before October 9, 2015.  All of a recipient’s unvested shares of restricted stock will be forfeited immediately if the recipient’s employment with the Company is terminated for any reason, and all unexercised stock options will be terminated immediately if the recipient’s employment with the Company is terminated for cause, as defined in the 2005 Incentive Compensation Plan.  Due to the contingent nature of the recipients’ ability to acquire these shares of restricted stock and to exercise these options, these shares of restricted stock and options are not reflected in this table.

(3)
Includes 1,525,000 shares of our Common Stock issuable to Mr. Ames on the exercise of stock options, 237,010 shares of our Common Stock and 130,000 shares of our restricted Common Stock that were granted to Mr. Ames on October 9, 2008 (see footnote 2 above).

(4)
Includes 290,000 shares of our Common Stock issuable to Mr. Behrens on the exercise of stock options, 47,223 shares of our Common Stock, 41,668 shares of our Common Stock issuable on exercise of warrants held by Mr. Behrens and 50,000 shares of our Common Stock issuable on exercise of warrants held by Northeast Securities, Inc.  Mr. Behrens was Vice Chairman of Northeast Securities through September 2008, at which time he left Northeast Securities to join Fulcrum Securities, and disclaims beneficial ownership of the portion of the shares held by Northeast Securities, in which he has no pecuniary interest.

(5)
Includes 262,500 shares of our Common Stock issuable upon the exercise of stock options, 22,223 shares of our Common Stock and 6,668 shares of our Common Stock issuable on exercise of warrants held by GBAF Capital, LLC, an entity controlled by Mr. Boosidan.  Mr. Boosidan disclaims beneficial ownership of the portion of the shares held by GBAF Capital, LLC, in which he has no pecuniary interest.

(6)	Includes 348,750 shares of our Common Stock issuable to Mr. Ditoro on the exercise of stock options and 8,828 shares of our Common Stock.

(7)	These shares of our Common Stock are issuable to Mr. Franklin on the exercise of stock options.

(8)	Includes 327,500 shares of our Common Stock issuable to Mr. Klett on the exercise of stock options and 250,000 shares of our Common Stock.

(9)
Includes 85,000 shares of our Common Stock issuable to Mr. Townsend on the exercise of stock options, 200,000 shares of our Common Stock held by Mr. Townsend, 200,000 shares of our Common Stock held by Marjolaine Townsend Trust of 1996, of which Mr. Townsend's wife is the sole trustee and beneficiary and of which Mr. Townsend has shared investment power, and 100,000 shares of our Common Stock held by Townsend Family Investment Co., LLC, of which Mr. Townsend owns a majority of the member interests and is the sole manager.  Mr. Townsend disclaims beneficial ownership of the portion of the shares held by Marjolaine Townsend Trust of 1996 and Townsend Family Investment Co., LLC.

(10)	These are shares of our restricted Common Stock granted to Mr. Papadopoulos on October 9, 2008 (see footnote 2 above).

(11)	Includes 5,600 shares of our Common Stock and 80,000 shares of our restricted Common Stock that were granted to Mr. Ellis on October 9, 2008 (see footnote 2 above).

(12)	These shares include 130,000 shares of our Common Stock issuable to Mr. Endres on the exercise of stock options and 3,300 shares of our Common Stock.

(13)	These shares include 3,335,836 shares of our Common Stock issuable on the exercise of warrants and stock options.

(14)
The 4,775,020 shares of our Common Stock reported include 173,300 shares beneficially owned by Mr. Flicker and Mr. Endres, who are no longer executive officers of the Company, but who were included in our “named executive officers” for purposes of Item 11 of this Report in accordance with SEC rules.  Excluding their shares, our current directors and executive officers owned 4,581,720 shares of our Common Stock, representing 14.2% of our shares of Common Stock outstanding, at March 1, 2009.

Equity Compensation Plan Information

At the time of the reverse merger described in Item 1 of this report, neither we nor Old Xethanol had any outstanding stock options.  On February 2, 2005, following the completion of the reverse merger, our board of directors adopted the Company’s 2005 Incentive Compensation Plan (the “Plan”), which our stockholders subsequently approved.  The Plan is the only equity compensation plan approved by our stockholders.

The terms of the Plan provide for grants of stock options, stock appreciation rights (or “SARs”), restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.  The persons eligible to receive awards under the Plan are the officers, directors, employees and consultants of the Company and our subsidiaries.  Until August 10, 2006, the total number of shares of our common stock that were subject to the granting of awards under the Plan was equal to 2,000,000 shares, plus the number of shares with respect to which awards previously granted thereunder were forfeited, expired, terminated without being exercised or were settled with property other than shares, and the number of shares that were surrendered in payment of any awards or any tax withholding requirements.  On August 10, 2006, at the annual meeting of stockholders, the stockholders voted to amend the Plan (a) to increase the number of shares of common stock available for awards under the Plan from 2,000,000 to 4,000,000 and (b) to eliminate a provision limiting to 250,000 the number of shares with respect to which each type of award may be granted to any participant during any fiscal year.

The total number of shares of common stock issuable on exercise of options granted on December 7, 2006, February 1, 2007 and June 19, 2007 exceeded the number of shares then available under the Plan by 1,652,070 shares (the “excess options”).  The excess options were granted expressly subject to subsequent stockholder approval of an increase in the 4,000,000 shares available for issuance under the Plan to cover those options.  On February 12, 2008, at our annual meeting of stockholders, our stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000, which covered all of the options granted subject to stockholder approval.  The following table provides information regarding the status of our existing equity compensation plans at December 31, 2008, giving effect to the stockholder approval on February 12, 2008 of the increase in the number of shares issuable under the Plan.  As described above, on January 30, 2009, we granted to our non-employee directors options to purchase a total of 345,000 shares.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,709,000	$2.53	12,930

Equity compensation plans not approved by security holders (1)	482,778	6.57	0

Total	6,191,778	$2.85	12,930

(1)
We have issued warrants to purchase shares of our common stock in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  These warrants are described below:

(a)
On December 20, 2006, we agreed with Mr. Jeffrey S. Langberg, a former director, to cancel the warrants we granted to him on June 12, 2006, and to issue to him a fully vested five-year warrant to purchase 125,000 shares of our common stock at an exercise price of $8.32 per share.  For more information about those warrants, please see Item 13, “Certain Relationships and Related Transactions – Consulting Agreements with Jeffrey S. Langberg.”

(b)
On June 29, 2006, we issued to an entity a fully vested warrant to purchase 25,000 shares of our common stock at an exercise price of $5.25 per share.  The warrant expires on November 6, 2010.  We issued this warrant for investor relations services.

(c)
On April 13, 2006, we issued to an entity a fully vested three-year warrant to purchase 17,778 shares of our common stock at an exercise price of $4.50 per share.  The warrant expired on March 31, 2009.  We issued this warrant for private placement advisory services.

(d)
On March 31, 2006, we granted to three members of our advisory board warrants to purchase a total of 95,000 shares of our common stock.  The warrants have a three-year term, are fully vested and have a weighted average exercise price of $4.71 per share.

(e)
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

Termination and Consulting Agreements with Christopher d’Arnaud-Taylor

Termination Agreement.  On August 24, 2006, we entered into a termination agreement with Christopher d’Arnaud-Taylor, our former director, Chairman, President and Chief Executive Officer, under which his employment by us and his position as an officer of our company was terminated effective as of August 22, 2006 (the “Termination Date”).  The agreement provided that Mr. d’Arnaud-Taylor would continue to serve as a member of our board of directors for the remainder of his term.  Under the termination agreement, we continued to pay Mr. d’Arnaud-Taylor his salary and maintained his employment benefits in effect immediately before the Termination Date through September 30, 2006, and we paid Mr. d’Arnaud-Taylor $100,000 in severance on the three-month anniversary of the Termination Date.  The agreement provides that, subject to Mr. d’Arnaud-Taylor’s compliance with the terms of the termination agreement, the exercise periods of the options to purchase 250,000 shares of Common Stock at an exercise price of $5.56 per share and 450,000 shares of Common Stock at an exercise price of $8.32 per share that were granted to Mr. d’Arnaud-Taylor on February 28, 2006 and June 12, 2006, respectively, are extended until the third anniversary of the Termination Date with respect to one half of each option.  The options are otherwise terminated.  The agreement also provides that we will reimburse Mr. d’Arnaud-Taylor for any reasonable and appropriately documented business expenses he may have incurred before the Termination Date in the performance of his duties as an employee of the Company.

Under the termination agreement, Mr. d’Arnaud-Taylor agreed to provide us with advisory and consulting services as we reasonably requested during the three months after the Termination Date to permit the orderly transfer of his duties to other personnel and not to solicit our employees during the period beginning on the Termination Date and ending on the first anniversary of the Termination Date.  The agreement also provides for mutual releases from all claims arising before the date of the agreement, other than claims based on the released party’s willful acts, gross negligence or dishonesty and, with respect to Mr. d’Arnaud-Taylor’s release of the Company, claims vested before the date of the agreement for benefits under our employee benefit plans and claims for indemnification for acts as an officer of our company.

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

Consulting Agreements with Jeffrey S. Langberg

In February 2005, we entered into a consulting services agreement with Jeffrey S. Langberg, then one of our directors, under which Mr. Langberg agreed to provide general business advisory services.  Under this agreement, we agreed to pay Mr. Langberg a consulting fee of $15,000 per month and a sign-on bonus of $225,000.  Under the consulting agreement, Mr. Langberg was also eligible to receive performance bonuses at the discretion of the board of directors as well as equity-based awards under the Plan.  We also paid rent to an entity controlled by Mr. Langberg as described below under “Office Space.”  Mr. Langberg agreed to waive any compensation otherwise payable to him while he was a director of our company.

On June 12, 2006, Mr. Langberg resigned from our board of directors.  On that date, we issued to Mr. Langberg warrants to purchases 250,000 shares of Common Stock at an exercise price of $8.32 per share that were originally scheduled to vest upon the date on which NewEnglandXethanol, LLC had approved and commenced its initial project.  For these purposes, the project was to be deemed to have been approved and commenced when (a) the project had been approved, (b) financing for construction of the project had been obtained and closed and (c) our chief executive officer had notified our board of directors or our compensation committee that conditions (a) and (b) had been met.  Due to the contingent nature of these warrants, we did not reflect an expense for them in our financial statements.  In September 2006, we entered into an agreement with Mr. Langberg that terminated our consulting agreement with him.  Mr. Langberg continued to provide consulting services directly to our board of directors under the terms of the terminated agreement until December 20, 2006, when we entered into another agreement with Mr. Langberg that terminated the September 2006 agreement.  In the December 20, 2006 agreement with Mr. Langberg, we agreed as follows:

•	to pay Mr. Langberg $15,000 on December 20, 2006 and $100,000 on January 2, 2007;
•
to pay him six monthly payments of $15,000 each, beginning on December 25, 2006 and continuing on the 25th day of each month thereafter through May 25, 2007 (in addition to payments in that amount previously made on September 25, 2006 and October 25, 2006), although we are no longer using Mr. Langberg’s services as a consultant;

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

During 2007, we paid Mr. Langberg $187,549 under the December 2006 agreement including $12,549 in health insurance and benefits on his behalf.

Office Space

In October 2004, Old Xethanol began sharing office space in New York City with other affiliated companies under a sublease with Xethanol Management Services, LLC, a single member limited liability company controlled by Jeffrey S. Langberg, then one of our directors.  Under this arrangement as amended pursuant to the December 20, 2006 agreement with Mr. Langberg described above, we paid approximately $17,000 per month, plus reimbursements of other costs, in sublease payments on a month-to-month basis.  We terminated this sublease in June, 2008.  Total payments under the sublease were $108,530 and $216,964 for the years ended December 31, 2008 and 2007, respectively.

Agreement with Northeast Securities, Inc.

On October 1, 2006, we entered into an advisory agreement with Northeast Securities, Inc., a multi-line financial services firm serving institutional and individual investors, under which Northeast Securities agreed, on a non-exclusive basis, to assist us in various corporate matters including advice relating to general capital raising, mergers and acquisition matters, recommendations relating to business operations and strategic planning.  At the time of the advisory agreement, our current director and Non-Executive Chairman of our Board, William P. Behrens, was Vice Chairman of Northeast Securities.  Mr. Behrens joined our board as a director on October 1, 2006.  In consideration of its services under the advisory agreement, we agreed to pay Northeast Securities an advisory fee of $10,000 per month during the term of the agreement and to reimburse Northeast Securities for all necessary and reasonable out-of-pocket costs and expenses it incurred in the performance of its obligations under the agreement.  The scheduled term of the agreement was one year, subject to earlier termination by us in the event of a material breach by Northeast Securities of any of its obligations under the agreement.  The agreement provided that if, within twelve months after the termination of the agreement, we either (a) consummated a financing transaction with any investor that Northeast Securities introduced to us before the termination or (b) entered into a definitive agreement to consummate a financing transaction with any such investor and the financing transaction is consummated within six months thereafter, then we were obligated to pay Northeast Securities a cash fee in line with industry standard rates.  In the agreement, we also agreed to indemnify Northeast Securities against any losses, claims, damages and liabilities it may incur as a result of its engagement as an advisor under the agreement, other than losses, claims, damages and liabilities resulting solely from Northeast Securities’ gross negligence or willful misconduct.  In May 2007, we informally amended our agreement with Northeast Securities to eliminate the advisory fee of $10,000 per month, although Northeast Securities continued to perform advisory services for us.  On July 25, 2007, we formally agreed with Northeast Securities to terminate the agreement, including the tail provision.  Total payments to Northeast Securities under this advisory agreement in 2007 were $40,000.

Loan from Mr. Ames

On February 19, 2009, the Company borrowed $111,000 from David Ames, our President and CEO.  Mr. Ames received a promissory note of the Company bearing interest at 8% per annum maturing on December 31, 2009.

Determination of Independent Directors

Our board of directors has determined that each of Mr. Behrens, Mr. Boosidan, Mr. Ditoro, Mr. Franklin, Mr. Townsend and Mr. Klett is an “independent” director within the meaning of Rule 10A-3(b)(1)(ii) under the Exchange Act and Section 803(A)(2) of the NYSE Amex exchange Company Guide.  Mr. Ames is not an “independent” director.

In evaluating Mr. Behrens’ independence, our board considered that, prior to October 2008, Mr. Behrens was the Vice Chairman of Northeast Securities, Inc., the placement agent for our April 2006 private placement.  There were no transactions, relationships, or arrangements not disclosed in this Item 13 pursuant to Item 404(a) of Regulation S-K that our board considered in making the determinations of independence described in this paragraph.

ITEM 14.            Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table shows the fees accrued for audit and other services provided by Imowitz Koenig & Co., LLP, our independent registered public accounting firm, for the years ended December 31, 2008 and 2007.

Year	Audit Fees (1)	Audit Related Fees (2)	Tax Fees (3)	All Other Fees	Total Fees

2008	$221,358	–	$93,757	–	$315,115

2007	$238,227	$89,057	$92,394	–	$419,678

(1)
“Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.  The amount shown for 2008 is an estimate and is subject to adjustment.

(2)
“Audit Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  During 2007, these fees primarily related to accounting research in connection with our current reports on Form 8-K that we filed with the SEC.

(3)	“Tax Fees” consist of fees associated with tax compliance, including tax return preparation.

Pre-Approval Policies and Procedures

Applicable SEC rules require the audit committee of our board of directors to pre-approve audit and non-audit services provided by Imowitz Koenig & Co., LLP, our independent registered public accounting firm.  On November 28, 2005, our audit committee began pre-approving all services by Imowitz Koenig & Co., LLP and has pre-approved all new services since that time.  The audit committee does not delegate its responsibilities under the Exchange Act to our management.  The audit committee has determined that the rendering of the services other than audit services by Imowitz Koenig & Co., LLP is compatible with maintaining Imowitz Koenig & Co., LLP’s independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Consolidated Financial Statements (See Item 8):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for years ended December 31, 2008 and 2007

Consolidated Statements of Change in Stockholders’ Equity for years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(b)	Exhibits Required by Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit

3.1
Certificate of Incorporation of Global Energy Holdings Group, Inc. [Incorporated by reference to Exhibit 3.3 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008.]

3.2
Second Amended and Restated By-Laws of Global Energy Holdings Group, Inc. [Incorporated by reference to Exhibit 3.2 of our current report on Form 8-K dated October 22, 2008 and filed with the SEC on October 28, 2008.]

4.1	Specimen Common Stock Certificate. [Incorporated by reference to Exhibit 4.1 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008.]

4.2
Form of Series A Warrant issued by Xethanol Corporation (now Global Energy Holdings Group, Inc.) to certain Investors and to Goldman Sachs & Co.  [Incorporated by reference to Exhibit 4.3 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

4.3
Form of Series B Warrant issued by Xethanol Corporation to the Investors and to Goldman Sachs & Co.  [Incorporated by reference to Exhibit 4.4 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

4.4	Promissory Note issued to David Ames by the Company, dated February 19, 2009.

Exhibit No.	Description of Exhibit

Miscellaneous Corporate Agreements

10.1
Agreement of Merger and Plan of Reorganization dated February 2, 2005 by and among Zen Pottery Equipment, Inc., Zen Acquisition Corp. and Xethanol Corporation.  [Incorporated by reference to Exhibit 2.1 in our current report on Form 8-K dated February 2, 2005, filed with the SEC on February 3, 2005.]

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

10.4
Amendment dated July 2006 to Ethanol Marketing Agreement dated May 20, 2005 by and between Xethanol BioFuels, LLC and Aventine Renewable Energy, Inc.  [Incorporated by reference to Exhibit 10.44 in our Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on November 28, 2006.]

10.5	Subcontractor Agreement dated October 22, 2008 between AGL Services Company and Global Energy Systems, Inc. for Energy Conservation Measures.

10.6	Master Agreement for Contract Services by and between Gulf Power Company and Global Energy Systems, Inc., dated September 19, 2008.

10.7	Amendment One, dated March 11, 2009, to Master Agreement for Contract Services by and between Gulf Power Company and Global Energy Systems, Inc.

**10.8
Landfill Gas Sale and Purchase Agreement dated November 14, 2008 between GES Live Oak Hickory Ridge, LLC, an indirect wholly owned subsidiary of Global Energy Holdings Group, Inc. and BFI Waste Systems of North America, LLC, a subsidiary of Republic Services, Inc.]

10.9
Project Assignment Agreement dated January 20, 2009 by and between GES-Port Charlotte, LLC, an indirect wholly owned subsidiary of Global Energy Holdings Group, Inc., and North American Natural Resources-Southeast, LLC.

10.10	Landfill Gas Purchase Agreement dated July 22, 2008 by and between Charlotte County, Florida and North American Natural Resources-Southeast, LLC dated.

Exhibit No.	Description of Exhibit

10.11	Site Lease Agreement dated July 22, 2008 by and between Charlotte County, Florida and North American Natural Resources-Southeast, LLC.

10.12	Novation Agreement dated January 22, 2009, by and among Charlotte County, Florida, North American Natural Resources-Southeast, LLC, and Global Energy Holdings Group, Inc.

10.13
Equity Interest Purchase Agreement dated January 28, 2009 by and among Global Energy Holdings Group, Inc., Ball Ground Recycling, LLC, Wood-Tech, LLC, Bobo Grinding Equipment, LLC, Georgia National Trucking, LLC, BGR Trucking, LLC, Prime Management, LLC, Bobo Grinding Inc., Jimmy Bobo, David Bobo, and BG Land, LLC.

Agreements with or Related to Related Parties

10.14
Xethanol Corporation (now Global Energy Holdings Group, Inc.) 2005 Incentive Compensation Plan, as amended on August 10, 2006 and February 12, 2008, including Form of Non-Qualified Stock Option Agreement.  [Incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 15, 2008.]

10.15
Form of Non-Qualified Stock Option Agreement (for options granted on December 7, 2006).  [Incorporated by reference to Exhibit 10.9 in Amendment No. 6 to Registration Statement on Form SB−2 (File No. 333-135121) filed with the SEC on August 8, 2007.]

10.16
Form of Non-Qualified Stock Option Agreement (for options granted during 2007). [Incorporated by reference to Exhibit 10.10 in Amendment No. 6 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on August 8, 2007.]

10.17
Termination Agreement dated August 24, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor.  [Incorporated by reference to Exhibit 10.9 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.18
Indemnification Agreement dated October 1, 2006 by and between Xethanol Corporation and William P. Behrens.  [Incorporated by reference to Exhibit 10.45 in Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on November 28, 2006.]  (The identical form of Indemnification Agreement was subsequently executed by Xethanol Corporation and each of the following directors:  Lawrence S. Bellone, David R. Ames, Edwin L. Klett, Gil Boosidan and Robert L. Franklin.)

Exhibit No.	Description of Exhibit

10.19
Consulting Agreement dated December 1, 2006 by and between Xethanol Corporation and Christopher d’Arnaud-Taylor.  [Incorporated by reference to Exhibit 10.13 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.20
Amended and Restated Employment Agreement dated June 19, 2007 by and between Xethanol Corporation and Thomas J. Endres.  [Incorporated by reference to Exhibit 10.16 in Amendment No. 6 to Registration Statement on Form SB−2 filed with the SEC on August 8, 2007.]

10.21
Form of Stock Option Agreement (for options granted on October 9, 2008).  [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 7, 2008, filed with the SEC on October 14, 2008.]

10.22
Form of Restricted Stock Agreement (for restricted stock awards granted on October 9, 2008).  [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated October 7, 2008, filed with the SEC on October 14, 2008.]

Financing Documents

10.23	Form of Private Placement Subscription Agreement. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 2, 2005, filed with the SEC on March 15, 2005.]

10.24
Common Stock Purchase Agreement dated October 18, 2005 by and between the Fusion Capital Fund II, LLC and Xethanol Corporation.  [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 18, 2005, filed with the SEC on October 19, 2005.]

10.25	Form of Warrant. [Incorporated by reference to Exhibit 4.2 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333- 129191) filed with the SEC on December 6, 2005.]

10.26
Securities Purchase Agreement dated April 3, 2006 by and among Xethanol Corporation and certain Investors named therein.  [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated April 3, 2006, filed with the SEC on April 7, 2006.]

10.27
Registration Rights Agreement dated April 3, 2006 by and among Xethanol Corporation and the Investors named therein.  [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated April 3, 2006, filed with the SEC on April 7, 2006.]

Exhibit No.	Description of Exhibit

10.28
Securities Purchase Agreement dated April 3, 2006 by and among Xethanol Corporation and Goldman Sachs & Co.  [Incorporated by reference to Exhibit 1.6 in our current report on Form 8-K dated April 3, 2006, filed with the SEC on April 7, 2006.]

10.29
Fund Warrant dated April 21, 2006 issued to Lucas Energy Total Return Master Fund, Ltd. by Xethanol Corporation.  [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated April 7, 2006, filed with the SEC on April 26, 2006.]

10.30
Partners Warrant dated April 21, 2006 issued to Lucas Energy Total Return Partners, Ltd. by Xethanol Corporation.  [Incorporated by reference to Exhibit 3.2 in our current report on Form 8-K dated April 7, 2006, filed with the SEC on April 26, 2006.]

10.31
Mutual Termination Agreement by and between Xethanol Corporation and Fusion Capital Fund II, LLC dated November 14, 2007.  [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 12, 2007, filed with the SEC on November 16, 2007.]

Documents Related to Joint Ventures

10.32
Organizational Agreement dated May 30, 2006 by and among Xethanol Corporation, Coastal Energy Development, Inc. and CoastalXethanol LLC.  [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated May 30, 2006, filed with the SEC on June 2, 2006.]

10.33
Operating Agreement of CoastalXethanol, LLC dated May 30, 2006 by and among Xethanol Corporation and Coastal Energy Development, Inc.  [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated May 30, 2006, filed with the SEC on June 2, 2006.]

10.34	Form of Warrant dated September 17, 2007 issued by Xethanol Corporation to Coastal Energy Development, Inc.

10.35
Organizational Agreement dated June 23, 2006 by and among Xethanol Corporation, Global Energy and Management, LLC and NewEnglandXethanol, LLC.  [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated June 23, 2006, filed with the SEC on June 29, 2006.]

Exhibit No.	Description of Exhibit

10.36
Operating Agreement of NewEnglandXethanol, LLC dated June 23, 2006 by and among Xethanol Corporation, Global Energy and Management, LLC and NewEnglandXethanol, LLC.  [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated June 23, 2006, filed with the SEC on June 29, 2006.]

10.37
Warrant dated June 23, 2006 issued by Xethanol Corporation to Global Energy and Management LLC.  [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated June 23, 2006, filed with the SEC on June 29, 2006.]

10.38
First Amendment to Organizational Agreement and Operation Agreement dated August 22, 2006 by and among Xethanol Corporation, Coastal Energy Development, Inc. and CoastalXethanol LLC.  [Incorporated by reference to Exhibit 10.32 in Amendment No. 6 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on August 8, 2007.]

10.39	Membership Interest Purchase Agreement by and between Renewable Spirits, LLC, Southeast Biofuels, LLC, and Coastal Xethanol, LLC, dated January 19, 2009.

Agreements Related to Acquisitions of Facilities

10.40
Purchase and Sale Agreement dated August 4, 2006 by and among Augusta BioFuels, LLC, an indirect subsidiary of Xethanol Corporation, Pfizer Inc., G.D. Searle LLC and CoastalXethanol LLC.  [Incorporated by reference to Exhibit 10.29 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.41
Asset Purchase Agreement dated August 7, 2006 by and among Xethanol Corporation, Carolina Fiberboard Corporation LLC and Victor Kramer.  [Incorporated by reference to Exhibit 10.30 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

10.42
Amended and Restated Asset Purchase Agreement dated November 7, 2006 by and among Xethanol Corporation, Carolina Fiberboard Corporation, LLC and Victor Kramer.  [Incorporated by reference to Exhibit 10.47 in our Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on November 28, 2006.]

10.43
Escrow Agreement dated November 7, 2006 by and between Ellis, Painter, Ratterree & Adams LLP, Xethanol Corporation and Carolina Fiberboard Corporation.  [Incorporated by reference to Exhibit 10.32 in Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on March 26, 2007.]

Exhibit No.	Description of Exhibit

Technology-Related Agreements
(for Agreements Related to New Generation Biofuels Holdings, Inc., see below)

10.44
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

10.47
Agreement and Plan of Acquisition dated June 13, 2006 by and among Advanced Biomass Gasification Technologies, Inc., UTEK Corporation and Xethanol Corporation.  [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated June 12, 2006, filed with the SEC on June 16, 2006.]

10.48
License Agreement dated June 24, 2005 by and between Virginia Tech Intellectual Properties, Inc. and Advanced Bioethanol Technologies, Inc., a wholly owned subsidiary of UTEK Corporation.  [Incorporated by reference to Exhibit 10.34 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.49
Research Agreement dated December 6, 2005 between Virginia Polytechnic Institute and State University and Xethanol.  [Incorporated by reference to Exhibit 10.35 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.50
Exclusive Patent License by and between Midwest Research Institute, Management and Operating Contractor for the National Renewable Energy Laboratory, and Superior Separation Technologies, Inc. [Incorporated by reference to Exhibit 10.37 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

Exhibit No.	Description of Exhibit

10.51
Cooperative Research and Development Agreement dated May 1, 2006 by and between Midwest Research Institute, Operator of the National Renewable Energy Laboratory, and Xethanol Corporation.  [Incorporated by reference to Exhibit 10.38 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.52
Non-Exclusive License Agreement dated June 30, 2005 by and between Wisconsin Alumni Research Foundation and Xylose Technologies, Inc.  [Incorporated by reference to Exhibit 10.39 in our Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-135121) filed with the SEC on September 15, 2006.]

10.53
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

10.55
Base Research Agreement dated May 24, 2006 by and between the University of North Dakota Energy and Environmental Research Center and Advanced Biomass Gasification Technologies, Inc. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated June 12, 2006, filed with the SEC on June 16, 2006.]

10.56
Exclusive Patent and Know-How Final License Agreement dated May 24, 2006 by and between the Energy and Environmental Research Center Foundation and Advanced Biomass Gasification Technologies, Inc.  [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated June 12, 2006, filed with the SEC on June 16, 2006.]

Agreements Related to New Generation Biofuels Technologies, Inc. (formerly H2Diesel, Inc.)

10.57
Management Agreement dated April 14, 2006 by and between Xethanol Corporation and H2Diesel, Inc.  [Incorporated by reference to Exhibit 1.3 in our current report on Form 8-K dated April 14, 2006, filed with the SEC on April 20, 2006.]

10.58
Investment Agreement dated April 14, 2006 by and among Crestview Capital Master, LLC, TOIBB Investment, LLC, H2Diesel, Inc. and  Xethanol Corporation.  [Incorporated by reference to Exhibit 1.1 in our current report on Form 8-K dated April 14, 2006, filed with the SEC on April 20, 2006.]

Exhibit No.	Description of Exhibit

10.59
Registration Rights Agreement dated April 14, 2006 by and among Xethanol Corporation, Crestview Capital Master, LLC, and TOIBB Investment, LLC.  [Incorporated by reference to Exhibit 1.2 in our current report on Form 8-K dated April 14, 2006, filed with the SEC on April 20, 2006.]

10.60
First Amendment to Investment Agreement dated May 17, 2006 by and among Xethanol Corporation, H2Diesel, Inc., Crestview Capital Master, LLC and TOIBB Investment, LLC.  [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 12, 2006, filed with the SEC on June 16, 2006.]

10.61
Amended and Restated Sublicense Agreement dated June 15, 2006 by and between Xethanol Corporation and H2Diesel, Inc.  [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated June 12, 2006, filed with the SEC on June 16, 2006.]

10.62
Technology Access Agreement dated June 15, 2006 by and between Xethanol Corporation and H2Diesel, Inc.  [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated June 12, 2006, filed with the SEC on June 16, 2006.]

10.63
Stock Purchase and Termination Agreement dated October 5, 2007 by and among H2Diesel Holdings, Inc., H2Diesel, Inc. and Xethanol Corporation.  [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 5, 2007, filed with the SEC on October 10, 2007.]

10.64
Stock Purchase Agreement, dated March 17, 2009, by and between Global Energy Holdings Group, Inc. and 2020 Energy, LLC.  [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated March 17, 2009, filed with the SEC on March 20, 2009.]

21	Subsidiaries of Global Energy Holdings Group, Inc.

23	Consent of Imowitz Koenig & Co., LLP.

24	Power of Attorney (contained on the signature page hereof).

31	Certifications of David R. Ames and Romilos Papadopoulos pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

32
Certifications of David R. Ames and Romilos Papadopoulos pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY HOLDINGS GROUP, INC.

Date: April 15, 2009	By:	/s/ David R. Ames
David R. Ames Chief Executive Officer and President (principal executive officer)

Date: April 15, 2009	By:	/s/ Romilos Papadopoulos
Romilos Papadopoulos Chief Financial Officer and Executive Vice President (principal financial officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each director and officer whose signature appears below constitutes and appoints each of David R. Ames and Romilos Papadopoulos, either of them signing individually, as his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, to sign in any and all capacities any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ David R. Ames	Director, Chief Executive Officer	April 15, 2009
David R. Ames	and President

/s/ Romilos Papadopoulos	Chief Financial Officer	April 15, 2009
Romilos Papadopoulos	and Executive Vice President

/s/ William P. Behrens	Chairman of the Board of Directors	April 15, 2009
William P. Behrens

/s/ Gil Boosidan	Director	April 15, 2009
Gil Boosidan

/s/ Richard D. Ditoro	Director	April 15, 2009
Richard D. Ditoro

/s/ Robert L. Franklin	Director	April 15, 2009
Robert L. Franklin

/s/ Edwin L. Klett	Director	April 15, 2009
Edwin L. Klett