Form 10-Q
period 2009-03-31
Global Energy Holdings Group, Inc.
filed 2009-05-20
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of outstanding shares of the registrant’s common stock on May 15, 2009 was 29,070,103.

TABLE OF CONTENTS

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

The words “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements.  We make forward-looking statements in the Notes to our unaudited consolidated financial statements included in this report and in Item 2 of this report.  Some of the forward-looking statements relate to our intent, belief or expectation regarding our strategies and plans, including the following:

•	development of our renewable energy business, including landfill gas-to-energy projects in Georgia and Florida;
•	our investments in strategically relevant, early stage energy companies;
•	the possible sale of one or more of our properties; and
•	the ways we may finance our future development and investment activities.

Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs.

These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of some of the important factors that may affect actual outcomes.

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

PART I - Financial Information
Item 1.  Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130	$443
Short-term marketable securities	-	3,153
Other current assets	249	520
Total current assets	379	4,116

Property and equipment, net	1,977	2,110
Property held for sale	3,500	3,500
Property previously held for development	966	966
Intangible assets landfill gas purchase rights	3,450	-
Other assets	1,209	1,619
TOTAL ASSETS	$11,481	$12,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,034	$2,647
Notes payable – related party	166	-
Total current liabilities	3,200	2,647

Note payable	-	279
Minority interest	-	116
Capitalized lease obligation	3	5
Total liabilities	3,203	3,047

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,070,103 shares issued and outstanding in 2009 and 2008	29	29
Additional paid-in-capital	89,370	89,318
Accumulated deficit	(81,121)	(80,083)
Total stockholders' equity	8,278	9,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,481	$12,311

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net sales	$-	$3,012
Cost of sales, including depreciation of $0 and $115 for 2009 and 2008, respectively	-	3,561
Gross loss	-	(549)

Operating expenses:
General and administrative expenses	1,920	1,740
Equity compensation	52	137
Depreciation and amortization	133	18
Research and development	-	65
Total operating expenses	2,105	1,960

Loss from operations before other income (expense)	(2,105)	(2,509)

Other income (expense):
Interest income	23	72
Interest expense	-	(13)
Gain on sale of interest in Southeast Biofuels, LLC	394	-
Gain on sale of investment in New Generation Biofuels Holdings, Inc.	583	757
Loss on equity of New Generation Biofuels Holdings, Inc.	-	(280)
Other income	67	1
Total other income (expense)	1,067	537

Net loss	$(1,038)	$(1,972)

Basic and diluted net loss per share	$(0.04)	$(0.07)

Weighted average number of shares outstanding	28,609,103	28,609,103

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional
	Shares	Amount	Paid-in- Capital	Accumulated Deficit	Total
Balance at December 31, 2008	28,609	$29	$89,318	$(80,083)	$9,264
Options granted under 2005 Incentive Compensation Plan	-	-	(15)	-	(15)
Issuance of restricted common stock under 2005 Incentive Compensation Plan	461	-	15	-	15
Balance at December 31, 2008 (restated)	29,070	29	89,318	(80,083)	9,264
Options granted under 2005 Incentive Compensation Plan	-	-	52	-	52
Net loss	-	-	-	(1,038)	(1,038)
Balance at March 31, 2009	29,070	$29	$89,370	$(81,121)	$8,278

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,038)	$(1,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	199
Issuance of common stock, stock options and warrants for services rendered	52	137
Gain on sale of stock in New Generation Biofuels Holdings, Inc.	(583)	(757)
Gain on sale of interest in Southeast Biofuels, LLC	(394)	-
Loss on equity of New Generation Biofuels Holdings, Inc.	-	280
Changes in operating assets and liabilities:
Receivables	-	148
Inventories	-	4
Other assets	681	(171)
Accounts payable and accrued expenses	386	(70)

Net cash used in operating activities	(763)	(2,202)

Cash flows from investing activities
Purchase of property and equipment	-	(6)
Purchase of intangible assets	(3,450)	-
Investment in Carbon Motors Corp.	-	(250)
Investment in note receivable Consus Ethanol, LLC	-	(500)
Cash received from redemption of short-term marketable securities	3,153	-
Cash received from sale of investment in New Generation Biofuels Holdings, Inc.	583	777
Net cash provided by investing activities	286	21

Cash flows from financing activities
Proceeds of issuance of note payable-related party	166	-
Payment of notes payable	-	(4)
Payment of capitalized lease obligation	(2)	(2)
Net cash provided by (used in) financing activities	164	(6)

Net decrease in cash and cash equivalents	(313)	(2,187)
Cash and cash equivalents - beginning of period	443	12,322
Cash and cash equivalents - end of period	$130	$10,135

Supplemental Disclosures
Interest paid	$-	$13
Income taxes paid	9	17

Non cash investing and financing activities:
Cancellation of debt and minority interest payable relating to the sale of
Southeast Biofuels, LLC	$394	$-

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN

Global Energy Holdings Group, Inc. (the “Company”) is a diversified renewable energy company based in Atlanta, Georgia.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”), which is developing renewable energy projects, including biomass projects, such as gasification, and landfill-gas-to-energy projects.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has reported net losses of $13.3 million and $31.3 million and negative cash flows from operations of $10.3 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively.  For the three months ended March 31, 2009, the Company has reported a net loss of $1.0 million and negative cash flows from operations of $0.8 million.  The Company will need substantial additional cash to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital it needs on commercially acceptable terms, or at all.  The Company will need to reduce costs and raise additional financing to fund operations and long term business objectives.  The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, and developing and completing renewable energy projects.  Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.  The matters discussed above, however, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s properties and investments currently include: (1) a former pharmaceutical plant in Augusta, Georgia and a former fiberboard manufacturing facility in Spring Hope, North Carolina, both of which the Company is seeking to sell; (2) an ethanol plant in Blairstown, Iowa that produced ethanol from corn until May 1, 2008, when the Company ceased ethanol production, and which the Company is currently trying to sell; (3) the rights to purchase landfill gas produced at the Hickory Ridge landfill in Conley, Georgia and at the Zemel Road Landfill in Port Charlotte, Florida; and (4) minority investments in other renewable energy or clean tech businesses.  The Company’s only source of revenue has been from its sales of ethanol and related products at its Blairstown corn-based ethanol plant.  Due to the high prices for corn and natural gas, the Company ceased production of ethanol at the Blairstown plant on May 1, 2008, as mentioned above, to reduce its operating losses.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2009.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2008 is derived from audited financial statements.

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

Approximately $3,153,000 of the Company’s cash as of December 31, 2008 was held in the Reserve U.S. Government Fund (a money market fund).  In September 2008, redemptions were temporarily suspended from the reserve fund so that an orderly liquidation could be effected for the protection of the reserve fund’s investors.  During the three months ended March 31, 2009, the Company received all of its current holdings in the reserve fund at no loss.

Accordingly, the Company reclassified the fair value of this fund of $3,153,000 from cash and cash equivalents to short-term marketable securities on the consolidated balance sheet at December 31, 2008 because the investment in the reserve fund did not then meet the definition of a cash equivalent.

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

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.  The anti-dilutive securities are as follows (in thousands):

	Balance at March 31,
	2009	2008
Employee stock options	5,629	5,520
Unvested restricted stock	461	-
Series A warrants	1,517	1,517
Series B warrants	759	759
Placement agent warrants	607	607
Other warrants	1,075	1,213
	10,048	9,616

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

Costs of Start-up Activities

Start-up activities are defined broadly in Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation or activities related to organizing a new entity.  The Company’s start-up activities consist primarily of costs associated with new or potential sites for renewable energy projects, including biomass gasification and landfill gas-to-energy projects.  All the costs associated with a potential site are expensed, until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature.  These costs are included in selling, general, and administrative expenses in the consolidated statement of operations.

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

Intangible Assets-Landfill Gas Purchase Rights

The Company accounts for intangible assets with finite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an annual review for impairment, or more frequently if impairment indicators arise.

The Company’s intangible assets at March 31, 2009 consists of landfill gas purchase rights acquired during the three months ended March 31, 2009.  Due to lack of adequate capital, the Company’s board of directors has decided to seek a buyer or significant equity partner for the landfill gas rights and projects.  The Company is currently in negotiations with potential buyers and equity partners for the landfill gas rights with respect to its Hickory Ridge landfill project.  The Company paid an aggregate purchase price of $3,350,000 to acquire the landfill gas purchase rights at the Hickory Ridge landfill in Conley, Georgia.  The Company agreed to pay an aggregate purchase price of $350,000 to acquire the landfill gas purchase rights at the Zemel Road landfill in Port Charlotte, Florida, with $100,000 already paid by the Company and the remaining $250,000 payable by the Company when certain milestones with respect to the Port Charlotte landfill gas project are met.

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time the product is shipped to its customers.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs were $0 and $65,000 for the three months ended March 31, 2009 and 2008, respectively, consisting of amortization expense relating to a research agreement acquired in connection with the Company’s acquisition of Advanced Biomass Gasification Technologies, Inc. in 2006.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the book and income tax bases of assets and liabilities using the enacted marginal tax rate.  Deferred income tax expenses or credits are based on changes in the assets and liabilities from period to period.  These differences arise primarily from the Company’s net operating losses.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

Segment Reporting

The Company has operated as a single segment.  The Company’s only source of revenue has been from its sales of ethanol and related products at its Blairstown corn-based ethanol plant, which ceased ethanol production as of May 1, 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments.  SFAS 157 became effective for financial assets and liabilities on January 1, 2008.  The FASB deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  The adoption of SFAS 157 did not materially affect how the Company determines fair value.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition.  SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for all transactions entered into on or after January 1, 2009.  This standard could materially impact the Company’s future financial results to the extent that the Company makes significant acquisitions, as related acquisition costs will be expensed as incurred compared to the Company’s previous practice of capitalizing those costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  SFAS 160 is effective for periods beginning on or after December 15, 2008.  This statement results in minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of stockholders’ equity, and minority interest expense will no longer be recorded in the consolidated statement of operations.  The adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  SFAS 162 became effective on November 15, 2008.  The adoption of SFAS 162 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment at the Company’s ethanol plant in Blairstown, Iowa, consists of the following:

	March 31, 2009	December 31, 2008
Land	$28,000	$28,000
Buildings	732,000	732,000
Machinery and equipment	2,162,000	2,162,000
Land improvements	569,000	569,000
	3,491,000	3,491,000

Less accumulated depreciation and amortization	1,702,000	1,587,000
	$1,789,000	$1,904,000

Property and equipment at the Company’s corporate office consists of the following:

	March 31, 2009	December 31, 2008
Furniture, fixtures and equipment	$324,000	$324,000
Less accumulated depreciation and amortization	136,000	118,000
	$188,000	$206,000

NOTE 4.	PROPERTY HELD FOR SALE

Property held for sale consists of the following fixed assets at:
	March 31, 2009	December 31, 2008
Land	$371,000	$371,000
Buildings, machinery and equipment	3,129,000	3,129,000
	$3,500,000	$3,500,000

The Company has decided that its facility in Augusta, Georgia does not fit within its long-term corporate strategy. The Company’s board of directors has decided to seek a buyer for the facility. The Company can offer no assurance regarding how long it will take to sell the facility or the price the Company might receive. The carrying value of this property at March 31, 2009 and at December 31, 2008, is $3.5 million.

During the year ended December 31, 2008, the Company recorded an impairment charge of $554,000 on the fixed assets purchased in connection with the proposed citrus waste-to-ethanol demonstration plant in Bartow, Florida.  The carrying value of this property at December 31, 2008 was $0 (zero dollars).  On January 19, 2009, the Company sold its interest in these assets to Renewable Spirits, LLC in return for cancellation of the remaining balance on the note the Company issued to Renewable Spirits in connection with the acquisition of the assets.  The remaining balance on the note at the time of the agreement was $279,000.  As a result of this agreement, the Company recorded a gain on the sale of $394,000 during the three months ended March 31, 2009.  The Company no longer has an interest in these assets.

NOTE 5.	PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT

Property previously held for development at the Blairstown II and Spring Hope sites consists of the following fixed assets:

	March 31, 2009	December 31, 2008
Land	$966,000	$966,000
	$966,000	$966,000

NOTE 6.	INTANGIBLE ASSETS – LANDFILL GAS PURCHASE RIGHTS

On February 2, 2009, the Company acquired, pursuant to a Landfill Gas Sale and Purchase Agreement dated November 14, 2008 (as amended, the “Hickory Ridge Agreement”), the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge landfill located in Conley (DeKalb County), Georgia (“Hickory Ridge”) through December 31, 2029.  Due to lack of adequate capital, the Company’s board of directors has decided to seek a buyer or significant equity partner for this landfill gas purchase right and project.  The Company is currently in negotiations with potential buyers and equity partners for the landfill gas purchase rights and project.  The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge landfill gas purchase rights.

On January 20, 2009, GES-Port Charlotte, LLC, an indirect wholly-owned subsidiary of the Company, entered into a project assignment agreement (the “Port Charlotte Project Assignment Agreement”) with North American Natural Resources-Southeast, LLC (“NANR”).  Under the Port Charlotte Project Assignment Agreement, the Company acquired (a) all of NANR’s rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill site (the “Port Charlotte landfill”) and (b) the exclusive right to construct and operate a landfill gas-to-energy project at the Port Charlotte landfill.  At the closing, the Company paid NANR $100,000, which included a credit for the Company’s previous non-refundable deposit of $10,000.  In addition, the Company agreed to pay the remaining balance of $250,000 to NANR in cash upon certain events or milestones that triggers the Company’s obligation to make payments.

NOTE 7.	OTHER INVESTMENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a development stage American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel.  For its investment, the Company received 200,000 shares of Carbon Motors ’ Series B Preferred Stock and a warrant that is initially exercisable for 30,000 shares of Series B Preferred Stock at a price of $1.05 per share with a term of five years.  This amount is included in other assets in the consolidated balance sheets at March 31, 2009 and December 31, 2008.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC of Pittsburgh, Pennsylvania, a development stage company, pursuant to a convertible promissory note.  Consus Ethanol has a permitted site in western Pennsylvania, where it plans to build the first of several ethanol plants.  Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant.  The note bears interest at the rate of 10% per annum and had an initial term of six months.  During July 2008, the Company and Consus agreed to extend the note an additional six months through December 31, 2008.  At December 31, 2008, the Company and Consus agreed to extend the note, including accrued interest to date in the amount of $548,493, until December 31, 2009.  An additional 160,000 warrants were issued with an exercise price of $1.25 per unit and an expiration date four years from the signing of the note. The Company may also convert the outstanding principal and accrued interest to shares of common stock by providing 30 days written notice to Consus before the maturity date or in the event Consus proposes to enter into certain transactions.   Northeast Securities, Inc. is a financial advisor to Consus Ethanol; the chairman of the Company’s board of directors was also vice chairman of Northeast Securities until September 2008.  The Company’s investment in Consus is included in other assets in the consolidated balance sheets at March 31, 2009 and December 31, 2008.

NOTE 8.	GAIN ON SALE OF NEW GENERATION BIOFUELS HOLDINGS, INC. SHARES

The Company considered its investment in New Generation Biofuels Holdings, Inc. (“NGBF”), formerly named H2Diesel Holdings, Inc., as a variable interest in a variable interest entity (“VIE”).  NGBF is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels under an exclusive license agreement with the inventor of the biofuel.  NGBF had in turn sublicensed this technology to the Company.  Because the Company was not the primary beneficiary of the VIE, the Company had accounted for its investment in NGBF utilizing the equity method of accounting pursuant to Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock .  At December 31, 2008, the Company owned 5,301,300 shares of NGBF common stock.  On March 18, 2009, the Company sold its remaining 5,301,300 shares of NGBF common stock, which represented 26.1% of the outstanding common stock of NGBF, based on 20,280,614 shares reported to be outstanding as of January 14, 2009 in NGBF’s Pre-Effective Amendment No.1 to its Registration Statement on Form S-3 filed with the SEC on January 15, 2009, to 2020 Energy, LLC, an Arizona limited liability company, for an aggregate purchase price of $583,143.  In connection with the March 18, 2009 stock sale, the Company agreed to assign its rights in the sublicense for the NGBF additive technology to 2020 Energy, LLC, conditioned upon 2020 Energy, LLC obtaining the written consent of NGBF to the assignment.

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

During the three months ended March 31, 2009, the compensation committee granted to directors, options to purchase 345,000 shares of common stock under the Plan at a purchase price per share equal to the closing price of the common stock on the NYSE Amex exchange on the date of grant (which was $0.25 per share).  Using a Black-Scholes option pricing model, the fair value of these options on the date of grant was $56,000 using a closing price of the common stock on the date of grant, or $0.25 per share, and is being amortized as compensation expense over the estimated vesting period of the options. The options have a term of ten years and vest in two equal installments: 50% of the shares vested on March 31, 2009 and the remaining 50% of the shares will vest on June 16, 2009.  During the three months ended March 31, 2009, total compensation expense related to options and restricted common stock awarded under the Plan was $52,000.During the three months ended March 31, 2008, options to purchase 275,000 shares of common stock were granted to directors.

As of March 31, 2009 and 2008, options to purchase 5,629,000 and 5,520,000 shares of common stock were outstanding under the Plan, respectively.  As of March 31, 2009, 778,070 shares of common stock were outstanding under the Plan, and a total of 92,930 shares were available for future awards under the Plan.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Exercise price	$.25	$.42
Risk-free interest rate	1.73%	2.36%
Expected life of options (in years)	10.0	10.0
Expected dividend yield	0%	0%
Expected volatility	55.0%	55.0%

NOTE 10.	WARRANTS

During the three months ended March 31, 2009 and 2008, the Company issued no warrants.  At March 31, 2009 and 2008, there were warrants to purchase 3,958,056 and 4,095,834 shares of common stock, with weighted average exercise prices of $5.84 and $5.80, respectively, outstanding.

NOTE 11.	JOINT VENTURE AND ACQUISITIONS

Landfill Gas Sale and Purchase Agreement.  On February 2, 2009, the Company acquired the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge landfill located in Conley (DeKalb County), Georgia (“Hickory Ridge”) through December 31, 2029.   Subsequent to the acquisition of these rights and due to a lack of adequate capital available to the Company, the Company’s board of directors has decided to seek a buyer or significant equity partner for the landfill gas purchase rights and this project. The Company is currently in negotiations with potential buyers and equity partners for the property.   The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge landfill gas purchase rights.

Pursuant to the Hickory Ridge Agreement, the Company’s original intent was to lease a portion of the Hickory Ridge property on which the Company would, at the Company’s cost, acquire or construct a processing facility to process the landfill gas collected at Hickory Ridge.  If at any time the Company decided to proceed as originally intended, the Company would be required, at the Company’s cost, to obtain all necessary permits and to construct all required pipelines and ancillary facilities to transport the collected landfill gas to the processing facility and the processed gas to any purchaser, as well as to install all metering and measuring equipment.  If the Company does not complete the processing facility, pipelines and ancillary facilities by December 31, 2010, subject to the Company’s right to extend the completion date through December 31, 2012 under certain circumstances, Republic will have the right to terminate the Hickory Ridge Agreement.

If the Company proceeds as originally intended and acquires or constructs a processing facility, once the Company’s processing facility commences commercial operation, the Company will pay Republic for landfill gas received at the processing facility a percentage royalty on the sum of the revenue that the Company collects from the sale of gas from the processing facility plus the value of certain environmental allowances, credits and offsets attributable to the Company’s processing facility’s displacement of conventional energy generation. If the Company is unsuccessful in obtaining financing to complete this project, it could lose its rights under the agreement.

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

NOTE 12.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company borrowed $166,000 from David Ames, the Company’s president and chief executive officer at the time of the loans.  Subsequently, the Company borrowed an additional $78,000 during April, 2009.  Mr. Ames received a promissory notes bearing interest at 8% per annum.  The notes have a maturity date of December 31, 2009.

NOTE 13.	LEGAL PROCEEDINGS

The Company is a party to the Jacoby Energy Development and the Global Energy Management lawsuits as described below.   An adverse result in either litigation matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia against the Company, its subsidiary Global Energy Systems, Inc. (“GES”), and six current or former officers and employees of the Company.  The six individual defendants are Romilos Papadopoulos, the Company’s former Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees of GES.  The complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between the Company and JEDI and its affiliates.  The plaintiffs allege that the Company breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for its own business purposes.  The plaintiffs also allege that the Company tortiously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  The Company denied the allegations in the complaint, and the individual defendants have asserted counterclaims against the plaintiffs.  Pursuant to a scheduling order entered by the court on December 30, 2008, discovery is scheduled to end on July 31, 2009, and dispositive motions, including motions for summary judgment, must be filed by August 17, 2009.  The parties have refrained from conducting discovery while they attempt to reach a business resolution of the issues, but as of the date of this report, the parties have not yet reached a settlement.  The parties are continuing their discussions, but the discovery may resume shortly if a resolution is not reached.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Source of Revenue until May 1, 2008

Our only source of revenue has been from our sales of ethanol and related products at our corn-based ethanol plant in Blairstown, Iowa.  As a result of high prices for corn and natural gas, on May 1, 2008 we ceased production of ethanol at our Blairstown plant to reduce our operating losses, and we are actively seeking a purchaser of the Blairstown plant.  As of March 31, 2009, we had no source of revenue.  It is anticipated that our future revenues will be generated from assets and businesses that we acquired and plan to acquire in 2009.

Cash and Liquidity Position

We had cash of approximately $130,000 as of March 31, 2009 and $13,000 as of May 13, 2009.

Investment Activities

For the three months ended March 31, 2009, net cash of $286,000 was provided by investing activities.  During 2009, we received $3,153,000 from the redemption of short-term marketable securities, $583,000 from the sale of New Generation Biofuels Holdings, Inc. (“NGBF”) common stock, and we purchased intangible assets of $3,450,000.  As discussed below, we completed the sale of our 5,301,300 shares of NGBF stock on March 18, 2009.

On March 17, 2009, the Company entered into a Stock Purchase Agreement (the “NGBF Purchase Agreement”) with 2020 Energy, LLC, an Arizona limited liability company (“2020 Energy”), pursuant to which the Company sold to 2020 Energy, in a private transaction, all of the Company’s 5,301,300 shares of common stock of NGBF.  We completed the sale of the NGBF shares to 2020 Energy on March 18, 2009, and 2020 Energy paid us an aggregate purchase price of $583,143 for the NGBF shares.  Based on the number of shares of NGBF common stock reported to be outstanding in NGBF’s Pre-Effective Amendment No. 1 to NGBF’s Registration Statement on Form S-3 filed with the SEC on January 15, 2009, the 5,301,300 NGBF shares sold by us to 2020 Energy constituted approximately 26.1% of NGBF’s outstanding common stock.

In addition to the sale of the NGBF shares described above, under the NGBF Purchase Agreement, we agreed to assign to 2020 Energy all of our interest in and rights under that certain Amended and Restated Sublicense Agreement, dated as of June 15, 2006, between us and NGBF (the “Sublicense Agreement”), pursuant to which NGBF granted us a sublicense to certain technology and rights related to the manufacture of a vegetable oil based biodiesel product.  The assignment of the Sublicense Agreement, however, is conditioned on 2020 Energy obtaining the written consent of NGBF to the assignment.

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

Due to lack of adequate capital, the Company’s board of directors has decided to seek a buyer or significant equity partner for its landfill gas purchase rights acquired during 2009. The Company is currently in negotiations with potential buyers and equity partners for the landfill gas purchase rights and projects.  The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge landfill gas purchase rights and $100,000 to acquire the Port Charlotte landfill rights (with obligations to pay and additional $250,000 if certain milestones are met with respect to the Port Charlotte project).

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

As noted above, in June 2008, we formed a new operating division, Global Energy Systems, Inc. (“GES”).  We will need substantial additional capital to pursue our plans, which, among other things, include the construction of landfill gas capture and processing facilities in Georgia and Florida, if we do not sell the landfill gas projects.  We have decided not to pursue our previously announced plans to construct a demonstration plant for converting citrus peel waste into ethanol, and we sold the remaining fixed assets associated with the demonstration plant project to our lender, Renewable Spirits, LLC, in exchange for the forgiveness of $279,000 in debt on January 19, 2009.  We also ceased production of ethanol at our Blairstown ethanol plant to reduce our operating losses.  Our capital requirements, however, remain substantial in order to pursue our business strategy.

GES generated no revenues during the three months ended March 31, 2009.  As discussed above, we ceased production of ethanol at our Blairstown ethanol plant in May 2008, which was our only revenue producing facility, and we currently have no operating source of revenue.  We also currently have no commitments for additional financing.  Our only recent source of cash was from the sale of all of our 5,301,300 shares of NGBF common stock on March 18, 2009 to 2020 Energy for an aggregate purchase price of $583,143, and there can be no assurance that we will be able to obtain additional debt or equity financing on commercially acceptable terms, or at all, when needed.  If we are unable to access the capital markets to finance our various projects, we may be unable to continue our operations.  See Item 1A, “Risk Factors.”  We are pursuing the sale of the Blairstown ethanol plant and our facilities in Augusta, Georgia and Spring Hope, North Carolina, as discussed above, although we can provide no assurance regarding how long it will take to sell these facilities or the price we will receive for them.

Acquisitions and Terminated Acquisition

On February 2, 2009, we acquired the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge landfill located in Conley (DeKalb County), Georgia (“Hickory Ridge”) through December 31, 2029.  The Company had intended to process and convert the landfill gas collected at Hickory Ridge into a saleable energy product.  Subsequent to the acquisition of these rights and due to a lack of adequate capital available to the Company, the Company’s board of directors has decided to seek a buyer or equity partner for this landfill gas purchase right and project.  The Company is currently in negotiations with potential buyers and equity partners for the Hickory Ridge landfill gas rights and project.   The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge landfill gas purchase rights.

On January 20, 2009, we entered into a project assignment agreement with North American Natural Resources—Southeast, LLC (“NANR”) to acquire (1) rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill site (“Port Charlotte landfill”) and (2) the exclusive right to construct and operate a landfill gas-to-energy project at the Port Charlotte landfill.

Under the terms of the agreement, the aggregate purchase price for the rights related to the Port Charlotte landfill gas project was $350,000, subject to certain conditions as described in more detail below.  At the closing, we paid NANR $100,000, which included a credit for our previous non-refundable deposit of $10,000.  In addition, we agreed to pay the remaining balance of $250,000 to NANR in cash upon the occurrence of each event or milestone that triggers our obligation to make payments as follows:

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

Our failure to complete construction of the landfill gas collection system and the facility to convert the landfill gas at the Port Charlotte landfill into energy by January 22, 2010 will result in us becoming liable to Charlotte County for liquidated damages equal to $1,000 per day for each day of delay in completing the collection system and $200 per day for each day of delay in completing the energy facility.  Our plans for the Port Charlotte landfill site will require financing, and we cannot assure that such financing will be readily available; see Item 1A, “Risk Factors.”

On January 28, 2009, we entered into an agreement to acquire Wood-Tech, LLC and certain of its affiliated entities (the “WoodTech Companies”), which include a wood fuel recycler and landscape materials manufacturing business that recycles wood waste into mulch, topsoil, potting soils and fuel for industrial customers and the generation of renewable energy.  Under the agreement, either we or the WoodTech Companies could terminate the agreement under certain circumstances if the acquisition was not completed on or prior to February 17, 2009.  The Company did not complete the acquisition of the WoodTech Companies due to capital constraints, and on May 13, 2009, the Company entered into a termination agreement (the “Termination Agreement”) with respect to the WoodTech Companies acquisition agreement.  Under the terms of the Termination Agreement, the Company agreed to reimburse the WoodTech Companies for up to $280,000 in legal fees and financial audit fees incurred by the WoodTech Companies in contemplation of a closing of the WoodTech acquisition agreement, payable by the Company upon the closing of the sale of any asset of the Company resulting in net proceeds paid to the Company in an amount of at least $1 million.  The Company’s obligation to reimburse the WoodTech Companies for these fees is secured by a security interest in the Company’s Augusta, Georgia facility.  For more information regarding the termination agreement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

Possible Effects of Current Business Climate

The continuing “credit crunch” has affected or may affect us in several ways.  We face difficulties in obtaining the necessary debt and equity capital we need to pursue our business plan, which requires a significant amount of capital.  The difficult credit environment may also affect our plans to sell one or more of our facilities to the extent that purchasers need to finance the purchase of those facilities with borrowings.  In addition, the bankruptcy filing of ethanol producer VeraSun Energy Corporation in the fourth quarter of 2008 may also further depress the value of ethanol plants like our Blairstown ethanol facilities, which we are trying to sell.  The substantial and rapid decline in the price of natural gas and other traditional energy sources, including coal and oil, may also affect our business adversely by causing our landfill gas products to become uncompetitive from a pricing standpoint and given that the business viability of, and political support for, renewable energy has generally in the past been inversely correlated with the price of traditional energy fuels.  In summary, like many businesses in America, we face a difficult and uncertain market.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Loss.   We incurred a net loss of $1.0 million, or $.04 per share, for the three months ended March 31, 2009 versus a net loss of $2.0 million, or $.07 per share, for the three months ended March 31, 2008.

The decrease in net loss of $1.0 million for the three months ended March 31, 2009 as compared to the prior year resulted primarily from:
•	a $0.5 million decrease in gross loss on sales;
•	a $0.4 million increase in gain on the sale of Southeast Biofuels, LLC interest; and
•	a $0.3 million decrease in loss on equity of New Generation Biofuels;

 partially offset by

•	a $0.2 million increase in general and administrative expenses.

Net Sales.   There were no net sales for the three months ended March 31, 2009 as compared to $3.0 million for the three months ended March 31, 2008.  This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.  In 2008, our Blairstown plant sold 1.4 million gallons of ethanol at monthly prices ranging between $1.89 and $2.02 per gallon with an average price of $1.94 per gallon and generated revenue of $0.2 million from the sales of by-products.  Total average revenue per gallon including by-products was $2.13.

Cost of Sales.   Cost of sales was comprised of direct materials, direct labor and factory overhead.  Included in factory overhead are energy costs, depreciation, and repairs and maintenance.  There was no cost of cost of sales for the three months ended March 31, 2009. Cost of sales for the three months ended March 31, 2008 was $3.6 million.  The decrease in cost of sales was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.  The average monthly cost of sales during the three months ended March 31, 2008 was $2.57 per gallon.

Gross Loss. There was no gross profit or loss on sales for the three months ended March 31, 2009.  Gross loss for the three months ended March 31, 2008 was $0.5 million, or 18% of net sales.

General and Administrative Expenses.   General and administrative expenses (“G&A”) were $1.9 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008, reflecting a $0.2 million increase from the prior year.  The primary components of 2009 G&A expenses were:

•	$0.7 million for payroll expenses or 37% of G&A;
•	$0.4 million of accounting and legal expenses or 21% of G&A;
•	$0.3 million for expenses of the Spring Hope facility or 16% of G&A;
•	$0.1 million of G&A expenses related to our Blairstown facility or 5% of G&A.
•	$0.1 million for expenses of CoastalXethanol or 5% of G&A; and
•	$0.1 million for insurance expenses or 5% of G&A.

 Significant increases and decreases in components of G&A in 2009 compared to 2008 were primarily attributable to:

•	a $0.4 million increase in payroll expenses due principally to a new management team hired in June 2008; and
•	a $0.3 million increase in expenses of the Spring Hope facility; and

   partially offset by

•	a $0.2 million decrease in consulting and outside service expenses; and
•	a $0.1 million decrease in accounting and legal expenses.

Equity Compensation.   Equity compensation for the three months ended March 31, 2009 was $52,000 compared to $137,000 for the three months ended March 31, 2008.  The significant items in equity compensation include:

•
$8,000 in compensation expense for the three months ended March 31, 2009 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $80,000 in similar expenses from $88,000 in the prior year; and

•
$44,000 in compensation expense for the three months ended March 31, 2009 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing a decrease of $5,000 from $49,000 in the prior year.

Depreciation and Amortization.   Depreciation expense for the three months ended March 31, 2009 was $133,000 compared to $15,000 for the three months ended March 31, 2008, resulting in a $118,000 increase for the period.  This increase is attributable to depreciation expense on the fixed assets of our Blairstown plant which included $115,000 in G&A for the three months ended March 31, 2009 and $115,000 included in cost of sales for the three months ended March 31, 2008.

Amortization expense for the three months ended March 31, 2009 was $0 (zero dollars) compared to $3,000 for the prior year.  The $3,000 decrease was as a result of amortization of our license agreement in 2008 that had been fully amortized last year.

Research and Development.   Research and development expenses for the three months ended March 31, 2009 decreased by $65,000 to $0 (zero dollars) from $65,000 for the three months ended March 31, 2008.  Our research and development expense in 2008 was due to amortization on our research agreements and payments made under consulting arrangements.  We have fully satisfied all financial obligations due to National Renewable Energy Laboratory, the USDA Forest Products Laboratory, Virginia Tech and the Energy & Environmental Research Center under existing research agreements.

Interest Income.   Interest income for the three months ended March 31, 2009 was $23,000, representing a decrease of $49,000 from $72,000 for the three months ended March 31, 2008.  This decrease is primarily due to the decrease in our average cash and cash equivalent balances compared to the prior year.

Interest Expense.   Interest expense was $0 (zero dollars) for the three months ended March 31, 2009, a slight decrease from $13,000 for the prior year.

Gain on Sale of Interest in Southeast Biofuels, LLC.   We recorded a gain of $394,000 on the sale of our remaining interest in Southeast Biofuels, for the three months ended March 31, 2009.

Gain on Sale of Investment in New Generation Biofuels Holdings, Inc.   We recorded a gain on the sale of our remaining 5,301,300 shares of New Generation Biofuels common stock of $583,000 for the three months ended March 31, 2009, compared to a gain of $757,000 on 180,000 shares of New Generation Biofuels common stock for the three months ended March 31, 2008.

Other Income.   Other income for the three months ended March 31, 2009 increased by $66,000 to $67,000 from $1,000 for the corresponding period in 2008.

Liquidity and Capital Resources

We had cash of approximately $130,000 as of March 31, 2009 and approximately $13,000 as of May 13, 2009.  Our working capital deficit as of March 31, 2009 was $2.8 million, representing a decrease in working capital of $4.3 million compared to $1.5 million at December 31, 2008.

During the three months ended March 31, 2009, we used net cash of $0.8 million for operating activities.  During the three months ended March 31, 2009, $0.3 million in net cash was provided by investing activities.  During the three months ended March 31, 2009, we received cash of $3.2 million from the redemption of short-term marketable securities; received $0.6 million in cash from the sale of our investment in NGBF; and purchased intangible assets for $3.5 million.    During the three months ended March 31, 2009, we received $166,000 from the issuance of a note payable and made $2,000 in capitalized lease payments.

In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste.  We agreed to pay $600,000 to our joint venture partner over the next ten years.  We have decided not to pursue the construction of a demonstration plant for converting citrus peel waste into ethanol.  On January 19, 2009, we sold our fixed assets associated with this project, and the buyer cancelled the remaining $279,000 of debt we had outstanding.

We will need substantial additional capital to fund the business of the Company, including the development of energy-related projects and the funding of any other growth opportunities we pursue.  If we are unable to obtain sufficient additional capital, we may lose our investments in our energy-related projects, including our Hickory Ridge and Port Charlotte landfill gas projects.  The Company is seeking buyers or significant equity partners for these landfill gas rights and projects and is currently in negotiations with potential buyers or equity partners for the landfill gas rights and project at Hickory Ridge.  Due to capital constraints, the Company did not complete the acquisition of the WoodTech Companies pursuant to the purchase agreement entered into on January 28, 2009. The Company entered into a termination agreement, terminating the WoodTech Companies acquisition agreement on May 13, 2009.  For more information regarding the termination agreement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

Our primary sources of capital are as follows:

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

We may also seek to raise capital through additional equity offerings, debt financing, bond financing or a combination of these methods.

To conserve our cash and cash equivalents or generate positive cash flow, we have taken or expect to take several actions, including:

•	If we are successful in selling our Augusta, Georgia facility, we estimate that such sale would reduce our annual overhead by approximately $500,000.
•	If we are successful in selling our Spring Hope, North Carolina facility, we estimate that such sale would reduce our annual overhead by approximately $150,000.
•	We are pursuing the sale of all or a portion of our Hickory Ridge and Port Charlotte landfill gas rights.
•	As a result of the high prices for corn and natural gas, on May 1, 2008 we ceased production of ethanol at our Blairstown plant to reduce our operating losses.
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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis, including those related to valuation of intangible assets, investments, property and equipment; contingencies and litigation; and the valuation of shares issued for services or in connection with acquisitions.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The accounting policies that we follow are described in Note 2 to our consolidated financial statements included in this report.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is a party to the Jacoby Energy Development and Global Energy Management lawsuits described below.  An adverse result in either lawsuit could have a material adverse effect on the Company’s business, results of operations and financial condition.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia against the Company, its subsidiary Global Energy Systems, Inc. (“GES”), six current or former officers and employees of the Company.  The six individual defendants are Romilos Papadopoulos, the Company’s former Chief Operating Offer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, President of GES; and four other employees of GES.  The complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between the Company and JEDI and its affiliates.  The plaintiffs allege that the Company breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for its own business purposes.  The plaintiffs also allege that the Company tortiously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  The Company denied the allegations in the complaint, and the individual defendants have asserted counterclaims against the plaintiffs.  Pursuant to a scheduling order entered by the court on December 30, 2008, discovery is scheduled to end on July 31, 2009, and dispositive motions, including motions for summary judgment, must be filed by August 17, 2009.  The parties have refrained from conducting discovery while they attempt to reach a business resolution of the issues, but as of the date of this report, the parties have not yet reached a settlement.  The parties are continuing their discussions, but the discovery may resume shortly if a resolution is not reached.

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

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008.  These risk factors could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Loan from David R. Ames.

During April 2009, the Company borrowed $78,000 from David Ames, the Company’s president and chief executive officer at the time of the loans.  Mr. Ames received a promissory note from the Company bearing interest at 8% per annum.  The Company had previously borrowed $166,000 from Mr. Ames during the period ended March 31, 2009, pursuant to which the Company issued Mr. Ames promissory notes, also bearing interest at 8% per annum.  The promissory notes have a maturity date of December 31, 2009.

Item 6.                 Exhibits.

Exhibit No.	Description of Exhibit

4.1	Promissory Note issued to David Ames by the Company, dated April 10, 2009.

4.2	Promissory Note issued to David Ames by the Company, dated April 13, 2009.

10.1
Termination Agreement, dated May 13, 2009, by and between James Bobo, David Bobo, Ball Ground Recycling, LLC, Wood-Tech, LLC, Bobo Grinding Equipment, LLC, Georgia National Trucking, LLC, BGR Trucking, LLC, Bobo Grinding, Inc., BG Land, LLC, Prime Management, LLC, and Global Energy Holdings Group, Inc [Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K dated May 13, 2009 and filed with the SEC on May [15], 2009.]

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

GLOBAL ENERGY HOLDINGS GROUP, INC.

Date: May 20, 2009	By:	/s/ Jimmy L. Bobo
Jimmy L. Bobo Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Steven Paulik
Steven Paulik Interim Chief Financial Officer (Principal Financial Officer)