Form 10-Q
period 2009-06-30
Global Energy Holdings Group, Inc.
filed 2009-08-14
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No
The number of outstanding shares of the registrant’s common stock on August 14, 2009 was 29,070,103.

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

The words “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements.  We make forward-looking statements in the Notes to our unaudited consolidated financial statements included in this report and in Item 2 of this report.  Some of the forward-looking statements relate to our intent, belief or expectation regarding our strategies and plans, including the following:

•	development of our renewable energy business, including landfill gas-to-energy projects;
•	our investments in strategically relevant, early stage energy companies;
•	the possible sale of one or more of our properties; and
•	the ways we may finance our future development and investment activities.

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

PART I - Financial Information
Item 1.  Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95	$443
Short-term marketable securities	-	3,153
Prepaid expenses and other current assets	300	520
Total current assets	395	4,116

Property and equipment, net	1,843	2,110
Property held for sale	3,500	3,500
Property previously held for development	966	966
Intangible assets landfill gas purchase rights	3,350	-
Other assets	1,149	1,619
TOTAL ASSETS	$11,203	$12,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,516	$2,647
Accrued expenses– related party	280	-
Notes payable – related party	337	-
Total current liabilities	4,133	2,647

Note payable	-	279
Minority interest	-	116
Capitalized lease obligation	-	5
Total liabilities	4,133	3,047

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 29,070,103 shares issued and outstanding in 2009 and 2008	29	29
Additional paid-in-capital	89,406	89,318
Accumulated deficit	(82,365)	(80,083)
Total stockholders' equity	7,070	9,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,203	$12,311

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$3,700	$-	$688
Cost of sales, including depreciation of $0 and $231 for six months ended June 30, 2009 and 2008 and $0 and $115 for three months ended June 30, 2009 and 2008, respectively	-	4,771	-	1,211
Gross loss		(1,071)	-	(523)

Operating expenses:
General and administrative expenses	3,186	3,692	1,266	1,952
Equity compensation	88	174	36	36
Depreciation and amortization	266	37	133	18
Research and development	-	170	-	105
Total operating expenses	3,540	4,073	1,435	2,111

Loss from operations before other income (expense)	(3,540)	(5,144)	(1,435)	(2,634)

Other income (expense):
Interest income	37	132	14	60
Interest expense	-	(29)	-	(15)
Gain on sale of grain inventory	-	141	-	141
Gain on sale of interest in Southeast Biofuels, LLC	394	-	-	-
Gain on sale of investment in New Generation Biofuels Holdings, Inc.	583	1,824	-	1,067
Gain on sale of intangible assets-landfill gas purchase rights	150		150
Loss on equity of New Generation Biofuels Holdings, Inc.	-	(417)	-	(137)
Impairment loss on investment in Carbon Motors Corp.	(30)		(30)
Other income	124	2	57
Total other income (expense)	1,258	1,653	191	1,116

Net loss	$(2,282)	$(3,491)	$(1,244)	$(1,518)

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.04)	$(0.05)

Weighted average number of shares outstanding	28,609,103	28,609,103	28,609,103	28,609,103

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional
	Shares	Amount	Paid-in- Capital	Accumulated Deficit	Total

Balance at December 31, 2008	28,609	$29	$89,318	$(80,083)	$9,264
Options granted under 2005 Incentive Compensation Plan	-	-	(15)	-	(15)
Issuance of restricted common stock under 2005 Incentive Compensation Plan	461	-	15	-	15
Balance at December 31, 2008 (restated)	29,070	29	89,318	(80,083)	9,264
Options granted under 2005 Incentive Compensation Plan	-	-	88	-	88
Net loss	-	-		(2,282)	(2,282)
Balance at June 30, 2009	29,070	$29	$89,406	$(82,365)	$7,070

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(2,282)	$(3,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266	397
Issuance of common stock, stock options and warrants for services rendered	88	174
Gain on sale of stock in New Generation Biofuels Holdings, Inc.	(583)	(1,824)
Gain on sale of interest in Southeast Biofuels, LLC	(394)	-
Gain on sale of intangible assets	(150)	-
Impairment loss on investment in Carbon Motors Corp.	30	-
Loss on equity of New Generation Biofuels Holdings, Inc.	-	417
Changes in operating assets and liabilities:
Receivables	-	559
Inventories	-	140
Other assets	660	(130)
Accounts payable and accrued expenses	1,149	(820)
Net cash used in operating activities	(1,216)	(4,578)

Cash flows from investing activities
Purchase of property and equipment	-	(29)
Purchase of intangible assets	(3,450)
Investment in Carbon Motors Corp.	-	(250)
Investment in note receivable Consus Ethanol, LLC	-	(500)
Cash received from sale of intangible assets	250	-
Cash received from redemption of short-term marketable securities	3,153	-
Cash received from sale of investment in New Generation Biofuels Holdings, Inc.	583	1,853
Net cash provided by investing activities	536	1,074

Cash flows from financing activities
Proceeds of issuance of notes payable-related party	362	-
Payment of notes payable-related party	(25)
Payment of notes payable	-)	(8)
Payment of capitalized lease obligation	(5)	(4)
Net cash provided by (used in) financing activities	332	(12)

Net decrease in cash and cash equivalents	(348)	(3,516)
Cash and cash equivalents - beginning of period	443	12,322
Cash and cash equivalents - end of period	$95	$8,806

Supplemental Disclosures
Interest paid	$-	$29
Income taxes paid	9	29

Non cash investing and financing activities:
Cancellation of debt and minority interest payable relating to the sale of
Southeast Biofuels, LLC	$394	$-

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN

Global Energy Holdings Group, Inc. (the “Company”) is a diversified renewable energy company based in Atlanta, Georgia.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”), which is developing renewable energy projects, including biomass projects, such as biomass gasification, and landfill-gas-to-energy projects.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has reported net losses of $13.3 million and $31.3 million and negative cash flows from operations of $10.3 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively.  For the six months ended June 30, 2009, the Company has reported a net loss of $2.3 million and negative cash flows from operations of $1.2 million.  The Company will need substantial additional cash to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital it needs on commercially acceptable terms, or at all.  The Company will need to reduce costs and raise additional financing to fund operations and long term business objectives.  The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, and developing and completing renewable energy projects.  Management is investigating various sources of debt or equity financing and is developing marketing and production plans for its products.  The matters discussed above, however, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s properties and investments currently include: (1) a former pharmaceutical plant in Augusta, Georgia and a former fiberboard manufacturing facility in Spring Hope, North Carolina, both of which the Company is seeking to sell; (2) an ethanol plant in Blairstown, Iowa that produced ethanol from corn until May 1, 2008, when the Company ceased ethanol production, and which the Company is currently trying to sell; (3) the rights to purchase landfill gas produced at the Hickory Ridge landfill in Conley, Georgia; and (4) minority investments in other renewable energy or clean tech businesses.  The Company’s only source of operating revenue had been from its sales of ethanol and related products at its Blairstown corn-based ethanol plant, which due to the high prices for corn and natural gas, ceased production of ethanol on May 1, 2008 to reduce operating losses.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2008 is derived from audited financial statements.

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

Approximately $3,153,000 of the Company’s cash as of December 31, 2008 was held in the Reserve U.S. Government Fund (a money market fund).  In September 2008, redemptions were temporarily suspended from the reserve fund so that an orderly liquidation could be effected for the protection of the reserve fund’s investors. Accordingly, the Company reclassified the fair value of its $3,153,000 held in this fund from cash and cash equivalents to short-term marketable securities on the consolidated balance sheet at December 31, 2008 because the investment in the reserve fund did not then meet the definition of cash equivalent.  During the three months ended March 31, 2009, the Company received all of its current holdings in the reserve fund at no loss.

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

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.  The anti-dilutive securities are as follows (in thousands):

	Balance at June 30,
	2009	2008
Employee stock options	5,597	5,320
Unvested restricted stock	461	-
Series A warrants	-	1,517
Series B warrants	-	759
Placement agent warrants	-	607
Other warrants	545	1,213
	6,603	9,416

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

Costs of Start-up Activities

Start-up activities are defined broadly in Statement of Position 98-5, Reporting on the Costs of Start-Up Activities , as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation or activities related to organizing a new entity.  The Company’s start-up activities consist primarily of costs associated with new or potential sites for renewable energy projects, including biomass gasification and landfill gas-to-energy projects.  All the costs associated with a potential site are expensed, until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature.  These costs are included in selling, general, and administrative expenses in the consolidated statement of operations.

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

The Company’s intangible assets at June 30, 2009 consist of landfill gas purchase rights at the Hickory Ridge landfill in Conley (DeKalb County), Georgia (the “Hickory Ridge Landfill”) acquired during the three months ended March 31, 2009.  The Company’s board of directors has decided to seek a buyer or significant equity partner for the landfill gas rights at the Hickory Ridge Landfill.  The Company is currently in negotiations with potential buyers and equity partners for the landfill gas rights with respect to its Hickory Ridge Landfill project.

The Company purchased the rights to purchase the landfill gas at the Zemel Road landfill in Port Charlotte, Florida (the “Zemel Road Landfill”) during the three months ended March 31, 2009. The Company agreed to pay an aggregate purchase price of $350,000 to acquire the landfill gas purchase rights at the Zemel Road Landfill, with $100,000 already paid by the Company and the remaining $250,000 payable by the Company when certain milestones with respect to the Zemel Road Landfill gas project are met. The Zemel Road Landfill gas purchase rights were held by the Company’s indirect wholly-owned subsidiary, GES-Port Charlotte, LLC. On June 18, 2009, the Company sold all of its equity interests in GES-Port Charlotte, LLC, together with the Zemel Road Landfill gas purchase rights, to MAS Energy LFG 1, LLC (“MAS”) for $250,000. The Company recorded a $150,000 gain on the sale and has no further obligations on the project.

Concurrently with the sale, the Company and MAS entered into a letter agreement whereby MAS and the Company have agreed to negotiate and execute a development agreement under which the Company, for a fee, will secure the necessary permits and contracts for the development of the project and oversee the development of the project for MAS.

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time the product is shipped to its customers.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs were $0 and $170,000 for the six months ended June 30, 2009 and 2008, respectively. The research and development costs for the six months ended June 30, 2008 consisted of amortization expense relating to a research agreement acquired in connection with the Company’s acquisition of Advanced Biomass Gasification Technologies, Inc. in 2006.

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

Segment Reporting

The Company has operated as a single segment.  The Company’s only source of revenue had been from its sales of ethanol and related products at its Blairstown corn-based ethanol plant, which ceased ethanol production as of May 1, 2008.

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

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations, and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition.  SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for all transactions entered into on or after January 1, 2009.  This standard could materially impact the Company’s future financial results to the extent that the Company makes significant acquisitions, as related acquisition costs will be expensed as incurred compared to the Company’s previous practice of capitalizing those costs and amortizing them over the estimated useful life of the assets acquired.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles − a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB has stated that the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will have no impact on the Company’s financial condition, results of operations or cash flows.

Also in June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of SFAS 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (Section 810-10 of the Codification) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the potential impact of SFAS 167, but does not expect it to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) (Section 855-10 of the Codification). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the new disclosure requirement beginning with the June 30, 2009 Consolidated Financial Statements, with no impact on the Company’s financial condition, results of operations or cash flows.

NOTE 3.           PROPERTY AND EQUIPMENT

Property and equipment at the Company’s ethanol plant in Blairstown, Iowa, consists of the following:

	June 30, 2009	December 31, 2008
Land	$28,000	$28,000
Buildings	732,000	732,000
Machinery and equipment	2,162,000	2,162,000
Land improvements	569,000	569,000
	3,491,000	3,491,000

Less accumulated depreciation and amortization	1,817,000	1,587,000
	$1,674,000	$1,904,000

Property and equipment at the Company’s corporate office consists of the following:

	June 30, 2009	December 31, 2008
Furniture, fixtures and equipment	$324,000	$324,000
Less accumulated depreciation and amortization	155,000	118,000
	$169,000	$206,000

NOTE 4.                    PROPERTY HELD FOR SALE

Property held for sale consists of the following fixed assets at:
	June 30, 2009	December 31, 2008
Land	$371,000	$371,000
Buildings, machinery and equipment	3,129,000	3,129,000
	$3,500,000	$3,500,000

The Company has decided that its facility in Augusta, Georgia does not fit within its long-term corporate strategy. The Company’s board of directors has decided to seek a buyer for the facility. The Company can offer no assurance regarding how long it will take to sell the facility or the price the Company might receive. The carrying value of this property at June 30, 2009 and at December 31, 2008, is $3.5 million.

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

NOTE 5.           PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT

Property previously held for development at the Blairstown II and Spring Hope sites consists of the following fixed assets:

	June 30, 2009	December 31, 2008
Land	$966,000	$966,000
	$966,000	$966,000

NOTE 6.           INTANGIBLE ASSETS – LANDFILL GAS PURCHASE RIGHTS

On February 2, 2009, the Company acquired, pursuant to a Landfill Gas Sale and Purchase Agreement dated November 14, 2008 (as amended, the “Hickory Ridge Agreement”), the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge Landfill through December 31, 2029.  The Company’s board of directors has decided to seek a buyer or significant equity partner for this landfill gas purchase right and project.  The Company is currently in negotiations with potential buyers and equity partners for the landfill gas purchase rights and project at the Hickory Ridge Landfill.  The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge Landfill gas purchase rights in the first quarter of 2009.

On January 20, 2009, GES-Port Charlotte, LLC, an indirect wholly-owned subsidiary of the Company, entered into a project assignment agreement (the “Port Charlotte Project Assignment Agreement”) with North American Natural Resources-Southeast, LLC (“NANR”).  Under the Port Charlotte Project Assignment Agreement, the Company acquired (a) NANR’s rights to purchase from Charlotte County, Florida all the landfill gas generated by or at the Zemel Road Landfill and (b) the exclusive right to construct and operate a landfill gas-to-energy project at the Zemel Road Landfill.  At the closing, the Company paid NANR $100,000, which included a credit for the Company’s previous non-refundable deposit of $10,000.  In addition, the Company agreed to pay the remaining balance of $250,000 to NANR in cash upon certain events or milestones that trigger the Company’s obligation to make payments.

On June 18, 2009, the Company completed the sale of all of its equity interests in GES-Port Charlotte, LLC, including the gas purchase rights at the Zemel Road Landfill, to MAS. The Company recorded a gain on sale of intangible assets of $150,000. Under the terms of the purchase agreement, the Company received $250,000 in cash and MAS assumed certain liabilities of the Company.  The only asset included in the sale was the Company’s right to the landfill gas at the Zemel Road Landfill.

Concurrently with the sale, the Company and MAS entered into a letter agreement whereby MAS and the Company have agreed to negotiate and execute a development agreement under which the Company, for a fee, will secure the necessary permits and contracts for the development of the project and oversee the development of the Zemel Road Landfill project for MAS.

NOTE 7.           OTHER INVESTMENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a development stage American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can run on biodiesel fuel.  For its investment, the Company received 200,000 shares of Carbon Motors Series B Convertible Preferred Stock ("Series B Stock") and a warrant that is initially exercisable for 30,000 shares of Series B Stock at a price of $1.05 per share with a term of five years.   Based upon discussions with a potential buyer of the Company’s investment in Carbon Motors, the Company recorded a $30,000 impairment loss on its investment in Carbon Motors at June 30, 2009. This investment is included in “other assets” in the consolidated balance sheets at June 30, 2009 and December 31, 2008. On July 23, 2009 the Company sold 120,000 shares of Series B Stock and a warrant to purchase 18,000 shares of Series B Stock for $1.05 per share for a total purchase price of $132,000 to Ariel Savannah Angel Partners, LLC. As a result of the July 23rd transaction, the Company now holds 80,000 shares of Series B Stock and a warrant to purchase 12,000 shares of Series B Stock for $1.05 per share.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC, a development stage company based in Pittsburgh, Pennsylvania, pursuant to a convertible promissory note.  Consus Ethanol has a permitted site in western Pennsylvania where it plans to build the first of several ethanol plants.  Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant.  The note bears interest at the rate of 10% per annum and had an initial term of six months.  During July 2008, the Company and Consus agreed to extend the note an additional six months through December 31, 2008.  At December 31, 2008, the Company and Consus agreed to extend the note, including accrued interest to date in the amount of $548,493, until December 31, 2009.  An additional 160,000 warrants were issued to the Company with an exercise price of $1.25 per unit and an expiration date four years from the signing of the note. The Company may also convert the outstanding principal and accrued interest to shares of common stock by providing 30 days written notice to Consus before the maturity date or in the event that Consus proposes to enter into certain transactions.   Northeast Securities, Inc. is a financial advisor to Consus Ethanol; the chairman of the Company’s board of directors was also vice chairman of Northeast Securities until September 2008.  The Company’s investment in Consus is included in “other assets” in the consolidated balance sheets at June 30, 2009 and December 31, 2008.

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

On January 30, 2009, the compensation committee granted to directors, options to purchase 345,000 shares of common stock under the Plan at a purchase price per share equal to the closing price of the common stock on the NYSE Amex exchange on the date of grant (which was $0.25 per share).  Using a Black-Scholes option pricing model, the fair value of these options on the date of grant was $56,000 using a closing price of the common stock on the date of grant, or $0.25 per share, and is being amortized as compensation expense over the estimated vesting period of the options. The options have a term of ten years and vest in two equal installments: 50% of the shares vested on March 31, 2009 and the remaining 50% of the shares vested on June 16, 2009.  During the three and six months ended June 30, 2009, total compensation expense related to options and restricted common stock awarded under the Plan was $36,000 and $88,000, respectively.

As of June 30, 2009 and 2008, options to purchase 5,597,000 and 5,320,000 shares of common stock were outstanding under the Plan, respectively.  As of June 30, 2009, 778,070 shares of common stock were outstanding under the Plan, and a total of 124,930 shares were available for future awards under the Plan.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2009	2008
Exercise price	$.25	$0.42
Risk-free interest rate	1.73%	2.36%
Expected life of options (in years)	10.0	10.0
Expected dividend yield	0%	0%
Expected volatility	55.0%	55.0%

NOTE 10.         WARRANTS

During the six months ended June 30, 2009 and 2008, the Company issued no warrants.  Warrants to purchase 3,525,834 shares of common stock expired during the six months ended June 30, 2009. At June 30, 2009 and 2008, there were outstanding warrants to purchase 545,000 and 4,095,834 shares of common stock, with weighted average exercise prices of $5.27 and $5.80, respectively.

NOTE 11.         JOINT VENTURE AND ACQUISITIONS

Landfill Gas Sale and Purchase Agreement.  On February 2, 2009, the Company acquired the right to purchase from Republic all of the landfill gas generated at Republic’s Hickory Ridge Landfill through December 31, 2029.   Subsequent to this acquisition, the Company’s board of directors has decided to seek a buyer or significant equity partner for the landfill gas purchase rights at the Hickory Ridge Landfill. The Company is currently in negotiations with potential buyers and equity partners for the Hickory Ridge Landfill gas purchase rights.   The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge Landfill gas purchase rights.

Pursuant to the Hickory Ridge Agreement, the Company’s original intent was to lease a portion of the Hickory Ridge Landfill property on which the Company would, at the Company’s cost, acquire or construct a processing facility to process the landfill gas collected at the Hickory Ridge Landfill.  If at any time the Company decided to proceed as originally intended, the Company would be required, at the Company’s cost, to obtain all necessary permits and to construct all required pipelines and ancillary facilities to transport the collected landfill gas to the processing facility and the processed gas to any purchaser, as well as to install all metering and measuring equipment.  If the Company does not complete the processing facility, pipelines and ancillary facilities by December 31, 2010, subject to the Company’s right to extend the completion date through December 31, 2012 under certain circumstances, Republic will have the right to terminate the Hickory Ridge Agreement.

If the Company proceeds as originally intended and acquires or constructs a processing facility at the Hickory Ridge Landfill, once the Company’s processing facility commences commercial operation, the Company will pay Republic for landfill gas received from the Hickory Ridge Landfill at the processing facility a percentage royalty on the sum of the revenue that the Company collects from the sale of gas from the processing facility plus the value of certain environmental allowances, credits and offsets attributable to the Company’s processing facility’s displacement of conventional energy generation. If the Company is unsuccessful in obtaining financing to complete this project, it could lose its rights under the Hickory Ridge Agreement.

North American Natural Resources-Southeast, LLC Agreement.   On January 20, 2009, GES-Port Charlotte, LLC, an indirect wholly-owned subsidiary of the Company, entered into the Port Charlotte Project Assignment Agreement with NANR.  Under the Port Charlotte Project Assignment Agreement, the Company acquired (a) NANR’s rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill and (b) the exclusive right to construct and operate a landfill gas-to-energy project at the Zemel Road Landfill.

NANR transferred and assigned to the Company all of its rights related to the Zemel Road Landfill gas project, which it had previously acquired from Charlotte County in July 2008 pursuant to an Agreement between Charlotte County and North American Natural Resources-Southeast for Landfill Gas Purchase and a Site Lease Agreement (the “assigned contracts”).  The Company, Charlotte County and NANR subsequently approved the assignment and executed a novation agreement substituting GES-Port Charlotte for NANR as the party to each of the assigned contracts.

On June 18, 2009, the Company completed the sale of all of its equity interests in GES-Port Charlotte, LLC, including its Zemel Road Landfill gas purchase rights, to MAS. The Company recorded a gain on sale of intangible assets of $150,000. Under the terms of the purchase agreement, the Company received $250,000 in cash and MAS assumed certain liabilities of the Company.  The only asset included in the sale was the Company’s right to the landfill gas at the Zemel Road Landfill.

Concurrently with the sale of GES-Port Charlotte, LLC, the Company and MAS entered into a letter agreement whereby MAS and the Company have agreed to negotiate and execute a development agreement under which the Company, for a fee, will secure the necessary permits and contracts for the development of the Zemel Road Landfill gas project and oversee the development of the project for MAS.

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

NOTE 12.         RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 the Company borrowed an aggregate of $362,000 from David Ames, the Company’s former president and chief executive officer.  Mr. Ames received promissory notes from the Company bearing interest at 8% per annum.   The promissory notes have a maturity date of December 31, 2009.  The notes payable totaled $337,000 at June 30, 2009.

The Company was previously a party to an equity interest purchase agreement, dated January 28, 2009 (the “WoodTech Purchase Agreement”), pursuant to which the Company agreed to purchase a wood fuel and landscape materials processing business, Wood-Tech LLC and certain affiliated companies (the “WoodTech Companies”). An owner-operator of the WoodTech Companies, Jimmy L. Bobo, became the Company’s Chief Executive Officer on May 14, 2009. The Company did not complete the acquisition of the WoodTech Companies, and the WoodTech Purchase Agreement was terminated effective May 13, 2009 pursuant to a termination agreement entered into by the Company and the other parties to the WoodTech Purchase Agreement (the “Termination Agreement”).  Under the Termination Agreement, the Company has agreed to pay to Wood-Tech, LLC up to $280,000 as reimbursement for legal fees and fees relating to the financial audit of certain of the WoodTech Companies incurred by Wood-Tech, LLC in contemplation of closing the acquisition of the WoodTech Companies under the WoodTech Purchase Agreement.  The $280,000 reimbursement is payable immediately upon the closing of the sale of any asset of the Company resulting in net proceeds to the Company of at least $1,000,000.  The Company granted a security interest in its Augusta, Georgia facility to secure this reimbursement obligation.

NOTE 13.         LEGAL PROCEEDINGS

The Company is a party to the Jacoby Energy Development and the Global Energy Management lawsuits as described below.   An adverse result in either litigation matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia against the Company, its subsidiary Global Energy Systems, Inc. (“GES”), and six current or former officers and employees of the Company.  The six individual defendants are Romilos Papadopoulos, the Company’s former Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary; Michael Ellis, the Company’s Chief Operating Officer and President of GES; and four other employees of GES.  The complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between the Company and JEDI and its affiliates.  The plaintiffs allege that the Company breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for its own business purposes.  The plaintiffs also allege that the Company tortiously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  The Company denied the allegations in the complaint, and the individual defendants have asserted counterclaims against the plaintiffs.  Pursuant to a scheduling order entered by the court on December 30, 2008, discovery was scheduled to end on July 31, 2009, and dispositive motions, including motions for summary judgment, must be filed by August 17, 2009.  The parties have refrained from conducting discovery while they attempt to reach a business resolution of the issues, but as of the date of this report, the parties have not yet reached a settlement.  The parties are continuing their discussions, but the discovery may resume shortly if a resolution is not reached.

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

Source of Revenue until May 1, 2008

Our only source of operating revenue had been from our sales of ethanol and related products at our corn-based ethanol plant in Blairstown, Iowa.  As a result of high prices for corn and natural gas, on May 1, 2008 we ceased production of ethanol at our Blairstown plant to reduce our operating losses, and we are actively seeking a purchaser of the Blairstown plant.  As of June 30, 2009, we had no source of operating revenue.  It is anticipated that our future revenues will be generated from the purchase and sale of assets and businesses that we acquired and plan to acquire in 2009, and from service contracts related to landfill gas-to-energy projects and energy efficiency.

Cash and Liquidity Position

We had cash of approximately $95,000 as of June 30, 2009 and $5,000 as of August 1, 2009.

Investment Activities

For the six months ended June 30, 2009, net cash of $536,000 was provided by investing activities.  During 2009, we have received $3,153,000 from the redemption of short-term marketable securities, $583,000 from the sale of NGBF common stock, $250,000 from the sale of landfill gas purchase rights, $132,000 from the sale of shares of Series B Stock and warrants to purchase Series B Stock of Carbon Motors Corporation, and we purchased intangible assets of $3,450,000.

On July 23, 2009, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock of Carbon Motors Corporation and a warrant to purchase 18,000 shares of the Series B Stock at $1.05 per share for a purchase price of $132,000. On March 17, 2009, the Company entered into a Stock Purchase Agreement (the “NGBF Purchase Agreement”) with 2020 Energy, LLC, an Arizona limited liability company (“2020 Energy”), pursuant to which the Company sold to 2020 Energy, in a private transaction, all of the Company’s 5,301,300 shares of common stock of NGBF.  We completed the sale of the NGBF shares to 2020 Energy on March 18, 2009, and 2020 Energy paid us an aggregate purchase price of $583,143 for the NGBF shares.

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

Asset Sale and Possible Asset Sale

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

The Company’s board of directors had decided to seek a buyer or significant equity partner for its landfill gas purchase rights at the Hickory Ridge Landfill acquired during 2009. The Company is currently in negotiations with potential buyers and equity partners for the Hickory Ridge Landfill gas purchase rights.  The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge Landfill gas purchase rights in the first quarter of 2009.

On June 18, 2009, we completed the sale of the Company’s landfill gas purchase rights at the Zemel Road Landfill to MAS for $250,000. The Company recorded a $150,000 gain on the sale and has no further obligations on the project. We had paid $100,000 to acquire the Zemel Road Landfill gas rights (with obligations to pay an additional $250,000 if certain milestones were met).

On July 23, 2009 the Company sold 120,000 shares of Carbon Motors Corporation Series B Stock and a warrant to purchase 18,000 shares of the Series B Stock for $1.05 per share for a total purchase price of $132,000 to Ariel Savannah Angel Partners, LLC. As a result of the July 23rd transaction, the Company now holds 80,000 shares of Carbon Motors Series B Stock and a warrant to purchase 12,000 shares of the Series B Stock for $1.05 per share.

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

As noted above, in June 2008, we formed a new operating division, Global Energy Systems, Inc. (“GES”).  We will need substantial additional capital to pursue our plans, which, among other things, include the construction of a landfill gas capture and processing facility at the Hickory Ridge Landfill, if we do not sell the Hickory Ridge Landfill gas project.  We have decided not to pursue our previously announced plans to construct a demonstration plant for converting citrus peel waste into ethanol, and we sold the remaining fixed assets associated with the demonstration plant project to our lender, Renewable Spirits, LLC, in exchange for the forgiveness of $279,000 in debt on January 19, 2009.  We also ceased production of ethanol at our Blairstown ethanol plant in May 2008 to reduce our operating losses.  Our capital requirements, however, remain substantial in order to pursue our business strategy.

The Company generated no operating revenues during the six months ended June 30, 2009.  As discussed above, we ceased production of ethanol at our Blairstown ethanol plant in May 2008, which was our only revenue producing facility, and we currently have no operating source of revenue.  We also currently have no commitments for additional financing.  Our only recent sources of cash were from (1) the sale of all of our 5,301,300 shares of NGBF common stock on March 18, 2009 to 2020 Energy for an aggregate purchase price of $583,143, and (2) the sale of shares of Carbon Motors Corporation Series B Convertible Preferred Stock and a related warrant. There can be no assurance that we will be able to obtain additional debt or equity financing on commercially acceptable terms, or at all, when needed. In addition, on June 4, 2009, the Company received a notice from NYSE Amex, LLC (“NYSE Amex”) notifying the Company that it is not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide. The notice informed the Company that to maintain its listing on the exchange, it must submit a plan to regain compliance. The Company has submitted the plan and is awaiting NYSE Amex’s acceptance of the plan. If NYSE Amex does not accept the plan or the Company fails to regain compliance with Section 1003(a)(iv) of the Company Guide by December 3, 2009, the Company will be subject to delisting procedures. While we are working diligently to regain compliance with NYSE Amex, if our stock is delisted from the NYSE Amex exchange, it may become more difficult for us to raise capital.

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

 Acquisitions and Terminated Acquisition

On February 2, 2009, we acquired the right to purchase from a subsidiary of Republic all of the landfill gas generated at Republic’s Hickory Ridge Landfill through December 31, 2029.  The Company had intended to process and convert the landfill gas collected at the Hickory Ridge Landfill into a saleable energy product.  Subsequent to the acquisition of these rights, the Company’s board of directors has decided to seek a buyer or equity partner for this landfill gas purchase right and project.  The Company is currently in negotiations with potential buyers and equity partners for the Hickory Ridge Landfill gas rights and project.   The Company paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge Landfill gas purchase rights.

On January 20, 2009, we entered into a project assignment agreement with NANR to acquire (1) rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill and (2) the exclusive right to construct and operate a landfill gas-to-energy project at the Zemel Road Landfill.

 On June 18, 2009, we completed the sale of all of the Company’s equity interests in GES-Port Charlotte, LLC, a subsidiary of the company holding the Zemel Road Landfill gas purchase rights, to MAS for $250,000. The Company recorded a $150,000 gain on the sale and has no further obligations on the project.

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

Possible Effects of Current Business Climate

The continuing “credit crunch” has affected or may affect us in several ways.  We face difficulties in obtaining the necessary debt and equity capital we need to pursue our business plan.  The difficult credit environment may also affect our plans to sell one or more of our facilities to the extent that purchasers need to finance the purchase of those facilities with debt.  In addition, the bankruptcy filing of ethanol producer VeraSun Energy Corporation in the fourth quarter of 2008 may further depress the value of ethanol plants like our Blairstown ethanol facilities, which we are trying to sell.  The substantial and rapid decline in the price of natural gas and other traditional energy sources, including coal and oil, may also affect our business adversely by causing our landfill gas products to become uncompetitive from a pricing standpoint and given that the business viability of, and political support for, renewable energy has generally in the past been inversely correlated with the price of traditional energy fuels.  In summary, like many businesses in America, we face a difficult and uncertain market.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Loss.   We incurred a net loss of $1.2 million, or $.04 per share, for the three months ended June 30, 2009 versus a net loss of $1.5 million, or $.05 per share, for the three months ended June 30, 2008.

The decrease in net loss of $0.3 million for the three months ended June 30, 2009 as compared to the prior year resulted primarily from:

•	a $0.5 million decrease in gross loss on sales; and
•	a $0.7 million decrease in general and administrative expenses;

partially offset by

•	a $1.1 million decrease in gain on sale of investment in New Generation Biofuels Holdings, Inc..

Net Sales.   There were no net sales for the three months ended June 30, 2009 as compared to $.7 million for the three months ended June 30, 2008.  This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.  In 2008, our Blairstown plant sold 280,000 gallons of ethanol at an average price of $2.15 per gallon and generated revenue of $87,000 from the sales of by-products.  Total average revenue per gallon including by-products was $2.46.

Cost of Sales.   Cost of sales was comprised of direct materials, direct labor and factory overhead.  Included in factory overhead are energy costs, depreciation, and repairs and maintenance.  There was no cost of sales for the three months ended June 30, 2009. Cost of sales for the three months ended June 30, 2008 was $1.2 million. The decrease in cost of sales was due to the cessation of ethanol production at our Blairstown, Iowa facility effective May 1, 2008. The average monthly cost of sales during the three months ended June 30, 2008 was $4.33 per gallon.

Gross Loss. There was no gross profit or loss on sales for the three months ended June 30, 2009.  Gross loss for the three months ended June 30, 2008 was $0.5 million.

General and Administrative Expenses.   General and administrative expenses (“G&A”) were $1.3 million for the three months ended June 30, 2009 compared to $2.0 million for the three months ended June 30, 2008, reflecting a $0.7 million decrease from the prior year.  The primary components of 2009 G&A expenses were:

•	$0.6 million for payroll expenses or 46% of G&A;
•	$0.3 million of accounting and legal expenses or 23% of G&A;
•	$0.3 million of acquisition fees or 23% of G&A;
•	$0.2 million for insurance expenses or 15% of G&A.
•	$0.1 million of rent expense or 8% of G&A;
•	$0.1 million for director compensation expenses or 8% of G&A.

partially offset by

•	$0.5 million reversal of accrued expenses related to legal and environmental clean-up issues at our Spring Hope facility or 38% of G&A.

Significant increases and decreases in components of G&A in 2009 compared to 2008 were primarily attributable to:

•	a $0.5 million decrease in expenses of the Spring Hope facility due to the reversal of accrued expenses related to legal and environmental clean-up issues;
•	a $0.4 million decrease in accounting and legal expenses;
•	a $0.1 million decrease in consulting and outside service expenses;
•	a $0.1 million decrease in travel and entertainment expenses;

partially offset by

•	a $0.3 million increase in payroll expenses due principally to a new management team hired in June 2008; and
•	a $0.3 million increase in acquisition fees.

Equity Compensation.   Equity compensation for the three months ended June 30, 2009 was $36,000 compared to $36,000 for the three months ended June 30, 2008.  The significant items in equity compensation include:

•
 $9,000 in compensation expense for the three months ended June 30, 2009 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $8,000 in similar expenses from $17,000 in the prior year; and

•
 $27,000 in compensation expense for the three months ended June 30, 2009 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing an increase of $8,000 from $19,000 in the prior year.

Depreciation and Amortization.   Depreciation expense for the three months ended June 30, 2009 was $133,000 compared to $18,000 for the three months ended June 30, 2008, resulting in a $115,000 increase for the period.  This increase is attributable to depreciation expense on the fixed assets of our Blairstown plant which included $115,000 in G&A for the three months ended June 30, 2009 and $115,000 included in cost of sales for the three months ended June 30, 2008.

Amortization expense for the three months ended June 30, 2009 and 2008 was $0 (zero dollars) and $3,000, respectively.

Research and Development.   Research and development expenses for the three months ended June 30, 2009 decreased by $105,000 to $0 (zero dollars) from $105,000 for the three months ended June 30, 2008.  Our research and development expenses in 2008 were due to amortization on our research agreements and payments made under consulting arrangements.  We have fully satisfied all financial obligations due under these research agreements and consulting arrangements.

Interest Income.   Interest income for the three months ended June 30, 2009 was $14,000, representing a decrease of $46,000 from $60,000 for the three months ended June 30, 2008.  This decrease is primarily due to the decrease in our average cash and cash equivalent balances compared to the prior year.

Interest Expense.   Interest expense was $0 (zero dollars) for the three months ended June 30, 2009, a decrease from $15,000 for the prior year.

Gain on Sale of Investment in New Generation Biofuels Holdings, Inc.   We recorded no gains on the sale of New Generation Biofuels common stock for the three months ended June 30, 2009, compared to a gain of $1.1 million for the three months ended June 30, 2008.

Gain on Sale of Intangible Assets. We recorded a $150,000 gain on the sale of landfill gas purchase rights during the three months ended June 30, 2009 as compared to $0 for the prior year.

Gain on Sale of Grain Inventory. We had no sales of grain inventory in the current year quarter. We recorded a gain of $141,000 on the sale of grain inventory during the three months ended June 30, 2008.

Impairment loss on Investment in Carbon Motors Corp. Based upon discussions with a potential buyer, we recorded a $30,000 impairment loss on our investment in Carbon Motors Corp. during the three months ended June 30, 2009.

Other Income.   Other income for the three months ended June 30, 2009 increased by $57,000 to $57,000 from $0 for the corresponding period in 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Loss.   We incurred a net loss of $2.3 million, or $.08 per share, for the six months ended June 30, 2009 versus a net loss of $3.5 million, or $.12 per share, for the six months ended June 30, 2008.

The decrease in net loss of $1.2 million for the six months ended June 30, 2009 as compared to the prior year resulted primarily from:
•	a $1.1 million decrease in gross loss on sales;
•	a $0.5 million decrease in general and administrative expenses;
•	a $0.4 million gain on sale of interest in Southeast Biofuels, LLC; and
•	a $0.4 million decrease in loss on equity of New Generation Biofuels;

partially offset by

•	a $1.2 million decrease in gain on sale of investment in New Generation Biofuels Holdings, Inc.

Net Sales.   There were no net sales for the six months ended June 30, 2009 as compared to $3.7 million for the six months ended June 30, 2008.  This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.  During the six months ended June 30, 2008, our Blairstown facility sold 1.7 million gallons of ethanol at an average price of $1.98 per gallon and generated revenue of $0.4 million from the sales of by-products. Total average revenue per gallon including by-products was $2.22.

Cost of Sales.   Cost of sales was comprised of direct materials, direct labor and factory overhead.  Included in factory overhead are energy costs, depreciation, and repairs and maintenance.  There was no cost of sales for the six months ended June 30, 2009. Cost of sales for the six months ended June 30, 2008 was $4.8 million. The decrease in cost of sales was due to the cessation of ethanol production at our Blairstown, Iowa facility effective May 1, 2008. The average monthly cost of sales during the six months ended June 30, 2008 was $2.86 per gallon.

Gross Loss. There was no gross profit or loss on sales for the six months ended June 30, 2009.  Gross loss for the six months ended June 30, 2008 was $1.1 million.

General and Administrative Expenses.   General and administrative expenses (“G&A”) were $3.2 million for the six months ended June 30, 2009 compared to $3.7 million for the six months ended June 30, 2008, reflecting a $0.5 million decrease from the prior year.  The primary components of 2009 G&A expenses were:

•	$1.3 million for payroll expenses or 41% of G&A;
•	$0.6 million of accounting and legal expenses or 19% of G&A;
•	$0.2 million of acquisition fees or 6% of G&A;
•	$0.3 million for insurance expenses or 9% of G&A;
•	$0.2 million for expenses of our Augusta facility or 6% of G&A;
•	$0.2 million for expenses of our Blairstown facility or 6% of G&A; and
•	$0.1 million for rent expense or 3% of G&A.

Significant increases and decreases in components of G&A in 2009 compared to 2008 were primarily attributable to:

•	a $0.3 million decrease in expenses of our Spring Hope facility due to the reversal of accrued expenses related to legal and environmental clean-up issues;
•	a $0.6 million decrease in accounting and legal expenses;
•	a $0.4 million decrease in consulting and outside service expenses; and
•	a $0.2 million decrease in travel and entertainment expenses;

partially offset by

•	a $0.7 million increase in payroll expenses due principally to a new management team hired in June 2008; and
•	a $0.2 million increase in acquisition fees.

Equity Compensation.   Equity compensation for the six months ended June 30, 2009 was $88,000 compared to $174,000 for the six months ended June 30, 2008.  The significant items in equity compensation include:

•
$16,000 in compensation expense for the six months ended June 30, 2009 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing a decrease of $89,000 in similar expenses from $105,000 in the prior year; and

•
$72,000 in compensation expense for the six months ended June 30, 2009 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing an increase of $3,000 from $69,000 in the prior year.

Depreciation and Amortization.   Depreciation expense for the six months ended June 30, 2009 was $266,000 compared to $31,000 for the six months ended June 30, 2008, resulting in a $235,000 increase for the period.  This increase is attributable to depreciation expense on the fixed assets of our Blairstown plant which included $230,000 in G&A for the six months ended June 30, 2009 and $231,000 included in cost of sales for the six months ended June 30, 2008.

Amortization expense for the six months ended June 30, 2009 and 2008 was $0 (zero dollars) and $6,000, respectively.

Research and Development.   Research and development expenses for the six months ended June 30, 2009 decreased by $170,000 to $0 (zero dollars) from $170,000 for the six months ended June 30, 2008.  Our research and development expenses in 2008 were due to amortization on our research agreements and payments made under consulting arrangements.  We have fully satisfied all financial obligations due under these research agreements and consulting arrangements.

Interest Income.   Interest income for the six months ended June 30, 2009 was $37,000, representing a decrease of $95,000 from $132,000 for the six months ended June 30, 2008.  This decrease is primarily due to the decrease in our average cash and cash equivalent balances compared to the prior year.

Interest Expense.   Interest expense was $0 (zero dollars) for the six months ended June 30, 2009, a decrease from $29,000 for the prior year.

Gain on Sale of Interest in Southeast Biofuels, LLC.   We recorded a gain of $394,000 on the sale of our remaining interest in Southeast Biofuels, for the six months ended June 30, 2009.

Gain on Sale of Investment in New Generation Biofuels Holdings, Inc.   We recorded a gain $583,000 on the sale of New Generation Biofuels common stock for the six months ended June 30, 2009, compared to a gain of $1.8 million for the six months ended June 30, 2008.

Gain on Sale of Intangible Assets. We recorded a $150,000 gain on the sale of landfill gas purchase rights during the six months ended June 30, 2009 as compared to $0 for the prior year.

Gain on Sale of Grain Inventory. We had no sales of grain inventory in the current period. We recorded a gain of $141,000 on the sale of grain inventory during the six months ended June 30, 2008.

Impairment loss on Investment in Carbon Motors Corp. Based upon discussions with a potential buyer, we recorded a $30,000 impairment loss on our investment in Carbon Motors Corp. during the six months ended June 30, 2009.

Other Income.   Other income for the six months ended June 30, 2009 increased by $122,000 to $124,000 from $2,000 for the corresponding period in 2008.

Liquidity and Capital Resources

We had cash of approximately $95,000 as of June 30, 2009 and approximately $5,000 as of August 1, 2009.  Our working capital deficit as of June 30, 2009 was $3.7 million, representing a decrease in working capital of $5.2 million compared to $1.5 million of working capital at December 31, 2008.

During the six months ended June 30, 2009, we used net cash of $1.2 million for operating activities.  During the six months ended June 30, 2009, $0.5 million in net cash was provided by investing activities.  During the six months ended June 30, 2009, we received cash of $3.2 million from the redemption of short-term marketable securities; received $0.6 million in cash from the sale of our investment in NGBF; received $250,000 from the sale of intangible assets; and purchased intangible assets for $3.5 million.    During the six months ended June 30, 2009, we received $362,000 from the issuance of notes payable, made a $25,000 payment on a note payable and made $5,000 in capitalized lease payments.

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

We will need substantial additional capital to fund the business of the Company, including the development of energy-related projects and the funding of any other growth opportunities we pursue.  If we are unable to obtain sufficient additional capital, we may lose our investments in our energy-related projects, including our Hickory Ridge Landfill gas project.  The Company is seeking a buyer or a significant equity partner for the landfill gas rights and project at the Hickory Ridge Landfill.  Due to capital constraints, the Company did not complete the acquisition of the WoodTech Companies pursuant to the purchase agreement entered into on January 28, 2009. The Company entered into a termination agreement, terminating the WoodTech Companies acquisition agreement on May 13, 2009 and pursuant to which the Company agreed to reimburse the WoodTech Companies up to $280,000 for certain expenses incurred by them in preparation to close the now terminated acquisition.  For more information regarding the termination agreement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

We anticipate our primary sources of capital to be the sale of certain assets of the Company. We are currently pursuing the sale of the Company’s Blairstown, Iowa ethanol facility. We have reevaluated the Company’s August, Georgia and Spring Hope, North Carolina facilities and have decided that they no longer fit within our long-term corporate strategy. On March 20, 2008, the Company’s board of directors authorized management to pursue the sale of these facilities, which we are doing. As discussed above, the Company is also currently in negotiations with potential buyers and equity partners for the landfill gas rights with respect to its Hickory Ridge Landfill project. We can offer no assurance regarding our ability to complete these transactions, the proceeds we may receive from any such sale or the timing of any such sale.

We may also seek to raise capital through additional equity offerings, debt financing, bond financing or a combination of these methods.

To conserve our cash and cash equivalents or generate positive cash flow, we have taken or expect to take several actions, including:

•	If we are successful in selling our Augusta, Georgia facility, we estimate that such sale would reduce our annual overhead by approximately $500,000.
•	If we are successful in selling our Spring Hope, North Carolina facility, we estimate that such sale would reduce our annual overhead by approximately $150,000.
•	We are pursuing the sale of all or a portion of our Hickory Ridge Landfill gas rights.
•	As a result of the high prices for corn and natural gas, on May 1, 2008 we ceased production of ethanol at our Blairstown plant to reduce our operating losses.
•
We are pursuing utility energy service projects for organizations that include government agencies and the U.S. military, and we expect that any project of that nature will generate positive cash flow.

We currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. We are seeking to obtain one or more credit facilities secured by one or more of our real estate properties.  Our only recent sources of funding have been: (i) the sale of our 5,301,300 shares of NGBF common stock to 2020 Energy, LLC for a purchase price of $583,143 on March 18, 2009, and (ii) the sale of 120,000 shares of Carbon Motors Corporation Series B Convertible Preferred Stock and a warrant to purchase 18,000 shares of the Series B Stock owned by the Company for $132,000.  Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to continue as a viable business.  We will need to curtail expenses further, reduce investments we would otherwise make and defer or forgo business opportunities.  Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

On June 4, 2009, we received a notice from NYSE Amex regarding the Company’s failure to comply with Section 1003(a)(iv) of the NYSE Amex Company Guide. In response to the notice, we have submitted a plan to regain compliance with the Company Guide, but if NYSE Amex rejects our plan or if the Company does not regain compliance with the NYSE Amex Company Guide by December 3, 2009, the Company will be subject to delisting procedures. While we are working diligently to regain compliance with the NYSE Amex Company Guide, if our stock is delisted from the NYSE Amex exchange, it will become more difficult for the Company to raise additional capital.

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

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate our estimates on an ongoing basis, including those related to valuation of intangible assets, investments, property and equipment, contingencies and litigation, and the valuation of shares issued for services or in connection with acquisitions.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The accounting policies that we follow are described in Note 2 to our consolidated financial statements included in this report.

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

We evaluate impairment of long-lived assets in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.”   We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate.  We recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount.  Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.  Property held for sale is recorded at the lower of its carrying amount or fair value less costs to sell.  Estimates of future cash flows are judgments based on management’s experience and knowledge of our operations and the industries in which we operate.  These estimates can be significantly affected by future changes in market conditions, the economic environment, capital spending decisions of our customers and inflation.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4T.            Controls and Procedures.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2009, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings.

The Company is a party to the Jacoby Energy Development and Global Energy Management lawsuits described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2009, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 20, 2009. There have been no material developments in these lawsuits since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 1A.           Risk Factors.

In addition to the other information set forth in this quarterly report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008.  These risk factors could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If the Company fails to regain compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide, the Company may be subject to delisting procedures, and if the Company’s stock is delisted from the NYSE Amex Exchange, the value of our stock could drop significantly in value, become illiquid, and the Company could encounter further difficulties in raising additional capital.

On June 4, 2009, the Company received a notice from NYSE Amex that the Company was not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide in that it has sustained losses that are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of NYSE Amex, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The notice from the exchange required the Company to submit a plan to regain compliance with Section 1003(a)(iv) of the Company Guide, which the Company has done. However, if NYSE Amex rejects the Company’s plan, or if the Company fails to regain compliance with Section 1003(a)(iv) of the Company Guide by December 3, 2009, the Company’s common stock could become subject to delisting procedures. If the Company’s common stock is delisted from the NYSE Amex Exchange, it will likely be more difficult for our stockholders to sell their shares of stock, as there may be no easily accessible market to sell such shares. Consequently, the value of our common stock could decrease significantly. In addition, delisting of our common stock from the NYSE Amex exchange would likely increase the difficulties of the Company in raising additional capital or otherwise obtaining financing.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Default Upon Senior Securities.

None.

Item 4.              Submission of Matters to a Vote of Security Holders.

None.

Item 5.              Other Information.

None.

Item 6.                 Exhibits.

Exhibit No.	Description of Exhibit

4.1
Promissory Note issued to David Ames by the Company, dated April 10, 2009 [Incorporated by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 20, 2009.]

4.2
Promissory Note issued to David Ames by the Company, dated April 13, 2009 [Incorporated by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 20, 2009.]

10.1
Termination Agreement, dated May 13, 2009, by and between James Bobo, David Bobo, Ball Ground Recycling, LLC, Wood-Tech, LLC, Bobo Grinding Equipment, LLC, Georgia National Trucking, LLC, BGR Trucking, LLC, Bobo Grinding, Inc., BG Land, LLC, Prime Management, LLC, and Global Energy Holdings Group, Inc [Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K dated May 13, 2009 and filed with the SEC on May 15, 2009.]

10.2
Membership Interest Purchase Agreement dated as of June 18, 2009 between MAS Energy, LLC, MAS Energy LFG 1, LLC, and the Company [Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K dated June 18, 2009 and filed with the SEC on June 23, 2009.]

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

GLOBAL ENERGY HOLDINGS GROUP, INC.

Date: August 14, 2009	By:	/s/ Jimmy L. Bobo
Jimmy L. Bobo Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Steven Paulik
Steven Paulik Interim Chief Financial Officer (Principal Financial Officer)