Form 10-Q
period 2009-09-30
Global Energy Holdings Group, Inc.
filed 2009-11-23
CIK 1145061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 23, 2009 there were 28,921,103 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

These statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this report and our other filings with the SEC.  These forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those that are anticipated in the forward-looking statements.  See Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of some of the important factors that may affect actual outcomes.

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

PART I - Financial Information
Item 1.  Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117	$443
Short-term marketable securities	-	3,153
Prepaid expenses and other current assets	532	520
Total current assets	649	4,116

Property and equipment, net	132	2,110
Property held for sale	4,918	3,500
Property previously held for development	700	966
Intangible assets landfill gas purchase rights held for sale	3,350	-
Other assets	547	1,619
TOTAL ASSETS	$10,296	$12,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,296	$2,647
Accrued expenses– related party	280	-
Notes payable – related party	362	-
Security deposits	330	-
Total current liabilities	5,268	2,647

Note payable	-	279
Minority interest	-	116
Capitalized lease obligation	-	5
Total liabilities	5,268	3,047

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,921,103 and 29,070,103 shares issued and outstanding in 2009 and 2008, respectively	29	29
Additional paid-in capital	89,414	89,318
Accumulated deficit	(84,415)	(80,083)
Total stockholders' equity	5,028	9,264
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,296	$12,311

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$3,721	$-	$21
Cost of sales, including depreciation of $0 and $346 for nine months ended September 30, 2009 and 2008 and $0 and $116 for three months ended September 30, 2009 and 2008, respectively	-	5,077	-	306
Gross loss	-	(1,356)	-	(285)

Operating expenses:
General and administrative expenses	4,473	6,197	1,287	2,505
Stock compensation expense	96	106	8	(68)
Depreciation and amortization	52	55	16	18
Impairment losses on property held for development and research and license agreements	752	972	522	972
Gain on sale of intangible assets-landfill gas purchase rights	(150)	-	-	-
Research and development	-	235	-	65
Total operating expenses	5,223	7,565	1,833	3,492

Loss from operations before other income (expense)	(5,223)	(8,921)	(1,833)	(3,777)

Other income (expense):
Interest income	51	170	14	38
Interest expense	-	(40)	-	(12)
Gain on sale of grain inventory	-	318	-	177
Gain on sale of interest in Southeast Biofuels, LLC	395	-	-	-
Gain on sale of investment in New Generation Biofuels Holdings, Inc.	583	1,978	-	154
Equity in net loss of New Generation Biofuels Holdings, Inc.	-	(618)	-	(201)
Other than temporary impairment loss on investment in Carbon Motors Corp.	(30)	-	-	-
Other than temporary impairment loss on investment in Consus Ethanol	(250)		(250)
Other income	142	16	19	15
Total other income (expense)	891	1,824	(217)	171

Net loss	$(4,332)	$(7,097)	$(2,050)	$(3,606)

Basic and diluted net loss per share	$(0.15)	$(0.25)	$(0.07)	$(0.13)

Weighted average number of shares outstanding	28,609,103	28,609,103	28,609,103	28,609,103

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2008 (See Note 2)	$29,070	$29	$89,318	$(80,083)	$9,264
Stock compensation expense	-	-	96	-	96
Forfeiture of restricted common stock under 2005 Incentive Compensation Plan	(149)	-	-	-	-
Net loss	-	-		(4,332)	(4,332)
Balance at September 30, 2009	28,921	$29	$89,414	$(84,415)	$5,028

See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,332)	$(7,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	596
Issuance of common stock, stock options and warrants for services rendered	96	106
Gain on sale of stock in New Generation Biofuels Holdings, Inc.	(583)	(1,978)
Gain on sale of interest in Southeast Biofuels, LLC	(394)	-
Gain on sale of intangible assets - landfill gas purchase rights	(150)	-
Impairment loss on investment in Carbon Motors Corp.	30	-
Equity in net loss of New Generation Biofuels Holdings, Inc.	-	618
Impairment loss on investment in Consus Ethanol	250	-
Loss on sale of assets	5	-
Impairment losses on property held for development and research and license agreements	752	972
Changes in operating assets and liabilities:
Receivables	-	564
Inventories	-	181
Other assets	248	264
Accounts payable and accrued expenses	1,648	(1,037)
Accounts payable – related parties	280	-
Net cash used in operating activities	(2,098)	(6,811)

Cash flows from investing activities
Proceeds from sale of property and equipment	17	(40)
Purchase of intangible assets	(3,050)
Proceeds from sale of shares in Carbon Motors Corp.	132	(250)
Deposits received on sale of Blairstown	330	-
Investment in note receivable Consus Ethanol, LLC	-	(500)
Proceeds from sale of intangible assets - landfill gas purchase rights	250	-
Proceeds from redemption of short-term marketable securities	3,153	-
Reclassification from cash and cash equivalents to short-term marketable securities	-	(3,153)
Proceeds from sale of investment in New Generation Biofuels Holdings, Inc.	583	1,853
Net cash provided by (used in) investing activities	1,415	(2,090)

Cash flows from financing activities
Proceeds of issuance of notes payable-related party	387	-
Payment of notes payable-related party	(25)	-
Payment of notes payable	-	(12)
Payment of capitalized lease obligation	(5)	(6)
Net cash provided by (used in) financing activities	357	(18)

Net decrease in cash and cash equivalents	(326)	(8,919)
Cash and cash equivalents - beginning of period	443	12,322
Cash and cash equivalents - end of period	$117	$3,403

Supplemental Disclosures
Interest paid	$-	$40

Non cash investing and financing activities:
Cancellation of note payable and minority interest payable relating to the sale of Southeast Biofuels, LLC	$395	$-
See Notes to Consolidated Financial Statements

Global Energy Holdings Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS, ORGANIZATION AND GOING CONCERN

Global Energy Holdings Group, Inc. (the “Company”) is a diversified renewable energy company based in Atlanta, Georgia.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has reported net losses of $13.3 million and $31.3 million and negative cash flows from operations of $10.3 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively.  For the nine months ended September 30, 2009, the Company has reported a net loss of $4.3 million and negative cash flows from operations of $2.1 million.  The Company will need substantial additional cash to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital it needs on commercially acceptable terms, or at all.  The Company will need to reduce costs and raise additional financing to fund operations and long term business objectives.  The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing, and developing and completing renewable energy projects.   In the event Management is unsuccessful in these efforts, the Company is likely to seek relief under the U.S. Bankruptcy Code.  This relief may include (i) seeking bankruptcy court approval for the sale of most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code; (ii) pursuing a plan of reorganization; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.  As a result of the preceding factors, there is a substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s properties and investments currently include the following:

•	a former pharmaceutical plant in Augusta, Georgia and a former fiberboard manufacturing facility in Spring Hope, North Carolina, both of which the Company is seeking to sell;
•	the rights to purchase landfill gas produced at the Hickory Ridge landfill in Conley, Georgia; and
•	minority investments in other renewable energy or clean tech businesses.

The Company’s only source of operating revenue had been from its sales of ethanol and related products at its Blairstown corn-based ethanol plant, which due to the high prices for corn and natural gas, ceased production of ethanol on May 1, 2008 to reduce operating losses.  On August 31, 2009 the Company’s wholly owned subsidiary, Xethanol BioFuels, LLC, entered into an agreement for the sale of this facility to Fiberight, LLC for a purchase price of $1.65 million, and the sale was completed on November 17, 2009.

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

The consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results expected for the full year. The balance sheet presented as of December 31, 2008 is derived from audited financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 23, 2009. The following events occurred subsequent to the balance sheet date but prior to the filing of this report that could have a material impact on our consolidated financial statements.

Completion of Sale of the Blairstown, Iowa Ethanol Facility. On August 31, 2009, Xethanol BioFuels, LLC, a wholly owned subsidiary of the Company, entered into an agreement for the sale of the Company’s Blairstown, Iowa ethanol facility to Fiberight, LLC for a purchase price of $1.65 million.  Fiberight paid to the Company an earnest money deposit of $165,000.  The parties expected the transaction to close on or before September 30, 2009, but Fiberight extended the closing date to November 15, 2009 with an additional deposit of $165,000.  The sale of the Blairstown, Iowa facility to Fiberight, LLC was completed on November 17, 2009.  Net proceeds to the Company on November 17, 2009 (exclusive of the deposit amounts and other disbursements and costs relating to the transaction) were $950,000.

Settlement of Legal Dispute. The Company recently reached settlement of a legal dispute for $250,000 in favor of the Company.  After legal fees, the Company expects to receive $135,000 from this settlement on or about November 25, 2009, at which time a gain will be recognized equal to the cash proceeds received.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  Significant estimates include the valuation of shares and options issued for services or in connection with acquisitions, the valuation of investments, fixed assets and intangibles, write-downs related to impairments, estimated useful lives of long-lived assets and accruals for litigation and other contingencies.  The Company evaluates its estimates on an ongoing basis.  Actual results could differ from those estimates in the near term under different assumptions or conditions.

Classifications and Adjustments

During the first quarter of 2009, the Company corrected the presentation of stockholders’ equity as of December 31, 2008.  The correction to stockholders’ equity related to restricted common stock which was issued in October 2008 and initially classified as stock options in our Form 10-K filed on April 15, 2009.  While preparing our first quarter 2009 Form 10-Q, we discovered this error which did not impact any stockholders’ equity balances, but increased our common stock outstanding.  The discovery of the error increased common stock outstanding as of December 31, 2008 from 28,609,103 to 29,070,103, an increase of 461,000 shares.  The common stock underlying the restricted stock grant is considered legally issued but is not included in the calculation of basic earnings per share as the stock has not vested.  Since this correction had no effect to the balance of stockholders’ equity or basic earnings per share as of and for the period ending December 31, 2008, the Company does not consider this correction material to any previously reported consolidated financial statements.

Certain other immaterial prior period amounts have been reclassified to conform to the current year presentation.

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

Restricted Investments

The Company has an investment of $220,000 with Wells Fargo Bank related to the alcohol producers license administered by the Bureau of Alcohol Tobacco and Firearms.  This investment is restricted through March 2010 and is recorded within prepaid expenses and other current assets on the balance sheets.

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

During the periods presented, the Company had securities outstanding that could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share, as their effect would have been antidilutive.  The antidilutive securities are as follows (in thousands):

	Balance at September 30,
	2009	2008
Employee stock options	5,358	5,320
Unvested restricted stock	312	-
Series A warrants	-	1,517
Series B warrants	-	759
Placement agent warrants	-	607
Other warrants	545	1,213
	6,215	9,416

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

Investments

The Company accounts for its investments in variable interest entities in accordance with the Financial Accounting Standards Board (“FASB”) accounting standards.  A variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes where equity investors do not provide sufficient financial resources for the entity to support its activities.  The FASB accounting standards require a VIE to be consolidated by a company if that company is the primary beneficiary of the VIE.  The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both.

The Company's investments consist of both equity method and cost method investments. Investments are accounted for under the equity method if the Company has the ability to exercise significant influence over operating and financial policies, generally representing an ownership interest between 20% and 50%, and under the cost method if this significant influence does not exist. The cost method investments are carried at cost on the consolidated balance sheets and dividend income is recognized when dividends are declared. The equity method investments are carried at an amount adjusted each year for the appropriate percentage of the income/loss on the investment. The Company periodically reviews all investments for impairment and writes investments down as necessary.

Costs of Start-up Activities

Start-up activities are defined broadly in FASB guidance, as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation or activities related to organizing a new entity.  The Company’s start-up activities consist primarily of costs associated with new or potential sites for renewable energy projects, including biomass gasification and landfill gas-to-energy projects.  All the costs associated with a potential site are expensed, until the site is considered viable by management, at which time costs would be considered for capitalization based on authoritative accounting literature.  These costs are included in selling, general, and administrative expenses in the consolidated statement of operations.

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

Impairment of Long-Lived Assets

The Company evaluates the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate.  An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount.  Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.  Property held for sale is recorded at the lower of its carrying amount or fair value less costs to sell.  Estimates of future cash flows are judgments based on management’s experience and knowledge of the Company’s operations and the industries in which the Company operates.  These estimates can be significantly affected by future changes in market conditions and the economic environment. See Note 3, Note 5, Note 6 and Note 8 for further discussion.

Intangible Assets-Landfill Gas Purchase Rights

The Company evaluates the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company’s intangible assets at September 30, 2009 consist of landfill gas purchase rights at the Hickory Ridge landfill in Conley (DeKalb County), Georgia (the “Hickory Ridge Landfill”) acquired during the three months ended March 31, 2009 for $3,350,000, of which $400,000 was paid in 2008.  The Company’s board of directors has decided to seek a buyer or significant equity partner for the landfill gas rights at the Hickory Ridge Landfill.  The Company is currently in negotiations with potential buyers and equity partners for the landfill gas rights with respect to its Hickory Ridge Landfill project.  The Company is classifying the landfill gas rights as held for sale as the Company is no longer planning to self-develop the gas rights.

The Company purchased the rights to purchase the landfill gas at the Zemel Road landfill in Port Charlotte, Florida (the “Zemel Road Landfill”) during the three months ended March 31, 2009.  The Company agreed to pay an aggregate purchase price of $350,000 to acquire the landfill gas purchase rights at the Zemel Road Landfill, with $100,000 already paid by the Company, and the remaining $250,000 was payable by the Company when certain milestones with respect to the Zemel Road Landfill gas project were met.  The Zemel Road Landfill gas purchase rights were held by the Company’s indirect wholly-owned subsidiary, GES-Port Charlotte, LLC.  On June 18, 2009, the Company sold all of its equity interests in GES-Port Charlotte, LLC, together with the Zemel Road Landfill gas purchase rights, to MAS Energy LFG 1, LLC (“MAS”) for $250,000 in cash plus the assumption of the $250,000 in milestone payables.  The Company recorded a $150,000 gain on the sale and has no further obligations on the project.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of products or services has occurred, the price is fixed and determinable, and collectibility is reasonably assured. The Company considers these elements to be met once a signed purchase order contract is accepted by both parties and the delivery of products or services have been completed in accordance with the terms of the agreement.

Research and Development

Research and development costs are expensed as incurred.  Research and development costs were $0 and $65,000 for the three months ended September 30, 2009 and 2008, respectively, and $0 and $235,000 for the nine months ended September 30, 2009 and 2008, respectively.  The research and development costs for the nine months ended September 30, 2008 consisted of amortization expense relating to a research agreement acquired in connection with the Company’s acquisition of Advanced Biomass Gasification Technologies, Inc. in 2006.

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

Recently Issued Accounting Standards

In July 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.  These codification standards will have no impact on the Company’s financial condition, result of operations or cash flows.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities and for transfers of financial assets. The new guidance for variable interest entities eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of these amendments to have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the new disclosure requirement beginning with the June 30, 2009 consolidated financial statements, with no impact on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009. The Company adopted the requirement with no impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued guidance that requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This guidance requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing information about credit-risk-related contingent features provides information on the potential effect on an entity’s liquidity from using derivatives. The guidance requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. Requiring enhanced disclosures enables investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued new guidance on noncontrolling interests (previously referred to as minority interest) in consolidated financial statements. This guidance requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, not as a liability or other item outside of permanent equity; provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary; and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The adoption of the new guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on business combinations that broadens the guidance of previously issued statements, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition.  This guidance expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  This guidance is effective for all business combinations entered into by the Company on or after January 1, 2009.  This standard could materially impact the Company’s future financial results to the extent that the Company makes significant acquisitions, as related acquisition costs will be expensed as incurred compared to the Company’s previous practice of capitalizing those costs and amortizing them over the estimated useful life of the assets acquired.

In September 2006, the FASB issued guidance on fair value, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  This guidance became effective for our financial assets and liabilities on January 1, 2008.  The FASB initially deferred the implementation of provisions relating to certain nonfinancial assets and liabilities, which we were required to adopt on January 1, 2009. The adoption of this fair value guidance did not materially affect how the Company determines fair value.

NOTE 3.	IMPAIRMENTS

Site in Spring Hope, North Carolina

On November 7, 2006, the Company purchased all of the fixed assets of a former fiberboard manufacturing facility in Spring Hope, North Carolina from Carolina Fiberboard Corporation LLC.  The assets include 212 acres of land, manufacturing and office space, and machinery and equipment.   The Company has determined that the Spring Hope facility does not fit within its long-term corporate strategy, and on March 20, 2008, the Company’s board of directors authorized the Company’s management to pursue the sale of the facility, which it is doing.  Before the Company sells the property (or as a term of its sale), the Company expects that it will have to resolve certain liens on the property filed by companies that performed, or have claimed to have performed, environmental remediation and demolition work on the property.  The Company accrued $500,000 to settle claims and $450,000 for environmental clean-up at December 31, 2008.  During 2009, the Company completed an environmental study and the contaminated soils at the site were remediated.  The asbestos within the building has also been contained as long as there is no further disturbance of the structures.   During the nine months ended September 30, 2009 the Company adjusted the estimates to $350,000 for environmental clean-up based on work performed during the Company’s environmental remediation and $25,000 to settle claims through established agreements.  These adjustments were recorded in general and administrative expenses in the consolidated income statements.  The Company can offer no assurance regarding how long it will take to sell the facility or the price the Company might receive.  The carrying value of this property at September 30, 2009 and December 31, 2008 is $700,000 and $856,000, respectively, after the recognition of an impairment charge of $156,000 for the three and nine months ended September 30, 2009 and is classified as property previously held for development.  The Company recognized the impairment charge after determining that impairment indicators were present based upon continued volatility in the real estate market and the low volume of similar real estate transactions in Spring Hope, North Carolina.  The fair value used to determine the impairment was based upon prices for similar properties sold in the area and also considered the condition of the related fixed assets.

Site in Augusta, Georgia

The Company owns a former pharmaceutical manufacturing complex located in Augusta, Georgia. The Company has determined that the Augusta facility does not fit within its long-term corporate strategy, and on March 20, 2008, the Company’s board of directors authorized the Company’s management to pursue the sale of the facility, which it is currently doing.  The Company can offer no assurance regarding how long it will take to sell the facility or the price the Company might receive.  The carrying value of this property at September 30, 2009 and December 31, 2008 was $3.4 million and $3.5 million, respectively, after an impairment charge of $100,000 in the three and nine months ended September 30, 2009 and was classified as property held for sale. The Company recognized the impairment charge after determining that impairment indicators were present based upon continued volatility in the real estate market and the low volume of similar real estate transactions in Augusta, Georgia.  The fair value used to determine the impairment was based upon prices for similar properties sold in the area and also considered the condition of the related fixed assets.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment at the Company’s ethanol plant in Blairstown, Iowa, consists of the following:

	September 30, 2009	December 31, 2008
Land	$-	$28,000
Buildings	-	732,000
Machinery and equipment	-	2,162,000
Land improvements	-	569,000
	-	3,491,000

Less accumulated depreciation and amortization	-	1,587,000
	$-	$1,904,000

On August 31, 2009, Xethanol BioFuels, LLC, a wholly owned subsidiary of the Company, entered into an agreement for the sale of its Blairstown, Iowa ethanol facility to Fiberight, LLC.  Therefore, the property and equipment at the Blairstown ethanol facility has been reclassified as property held for sale.  The sale of the Blairstown facility was completed on November 17, 2009.

Property and equipment at the Company’s corporate office consists of the following:

	September 30, 2009	December 31, 2008
Furniture, fixtures and equipment	$293,000	$324,000
Less accumulated depreciation and amortization	161,000	118,000
	$132,000	$206,000

NOTE 5.	PROPERTY HELD FOR SALE

Property held for sale consists of the following fixed assets at:
	September 30, 2009	December 31, 2008
Land	$509,000	$371,000
Buildings, machinery and equipment	4,409,000	3,129,000
	$4,918,000	$3,500,000

The Company has decided that its facility in Augusta, Georgia does not fit within its long-term corporate strategy. The Company’s board of directors has decided to seek a buyer for the facility. The Company can offer no assurance regarding how long it will take to sell the facility or the price the Company might receive. The carrying value of this property at September 30, 2009 is $3.4 million and at December 31, 2008, is $3.5 million.

On August 31, 2009, Xethanol BioFuels, LLC, a wholly owned subsidiary of the Company, entered into an agreement for the sale of its Blairstown, Iowa ethanol facility to Fiberight, LLC.  Therefore, the property and equipment at the Blairstown ethanol facility and property adjacent to the Blairstown ethanol facility previously held for development (such property held for development referred to as “Blairstown II”) were reclassified as property held for sale during 2009.  The carrying value of the ethanol plant assets and Blairstown II land at September 30, 2009 is $1.4 million and $110,000, respectively.  Based on the agreed upon sale price in the executed agreement with Fiberight, LLC of $1.65 million, less the estimated cost to sell, the Company reduced the carrying value of the Blairstown property by $266,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Company recorded an impairment loss totaling $496,000 on the Blairstown property. The sale of the Blairstown, Iowa ethanol facility to Fiberight, LLC was completed on November 17, 2009.

During the year ended December 31, 2008, the Company recorded an impairment charge of $554,000 on the fixed assets purchased in connection with the proposed citrus waste-to-ethanol demonstration plant in Bartow, Florida.  The carrying value of this property at December 31, 2008 was $0.  On January 19, 2009, the Company sold its majority interest in these assets to Renewable Spirits, LLC in return for cancellation of the remaining balance on the note the Company issued to Renewable Spirits in connection with the acquisition of the assets.  The remaining balance on the note at the time of the agreement was $279,000.  As a result of this agreement, the Company recorded a gain on the sale of $395,000 during the three months ended March 31, 2009 representing the cancellation of the debt and minority interest payable of $279,000 and $116,000, respectively.  The Company no longer has an interest in these assets.

NOTE 6.	PROPERTY PREVIOUSLY HELD FOR DEVELOPMENT

Property previously held for development at the Blairstown II and Spring Hope sites consists of the following :

	September 30, 2009	December 31, 2008
Land	$700,000	$966,000

On August 31, 2009, Xethanol BioFuels, LLC, a wholly owned subsidiary of the Company, entered into an agreement for the sale of its Blairstown, Iowa ethanol facility to Fiberight, LLC.  Therefore, the Blairstown II property previously held for development at December 31, 2008, with a carrying value of $110,000, was reclassified as property held for sale during 2009.  The sale of the Blairstown, Iowa ethanol facility to Fiberight, LLC was completed on November 17, 2009.

As discussed in Note 3, the Company recognized an impairment charge of $156,000 for the land at the Spring Hope site as of September 30, 2009.

NOTE 7.	INTANGIBLE ASSETS – LANDFILL GAS PURCHASE RIGHTS

On February 2, 2009, the Company acquired, pursuant to a Landfill Gas Sale and Purchase Agreement dated November 14, 2008 (as amended, the “Hickory Ridge Agreement”), the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge Landfill through December 31, 2029.  The Company’s board of directors has decided to seek a buyer or significant equity partner for this landfill gas purchase right and project.  The Company is currently in negotiations with potential buyers and equity partners for the landfill gas purchase rights and project at the Hickory Ridge Landfill.  The Company paid an aggregate purchase price of $3,350,000, of which $400,000 was paid in 2008, to acquire the Hickory Ridge Landfill gas purchase rights in the first quarter of 2009.

On January 20, 2009, GES-Port Charlotte, LLC, then an indirect wholly-owned subsidiary of the Company, entered into a project assignment agreement (the “Port Charlotte Project Assignment Agreement”) with North American Natural Resources-Southeast, LLC (“NANR”).  Under the Port Charlotte Project Assignment Agreement, the Company acquired (a) all of NANR’s rights to purchase from Charlotte County, Florida all the landfill gas generated by or at the Zemel Road Landfill and (b) the exclusive right to construct and operate a landfill gas-to-energy project at the Zemel Road Landfill.  At the closing, the Company paid NANR $100,000, which included a credit for the Company’s previous non-refundable deposit of $10,000.  In addition, the Company agreed to pay the remaining balance of $250,000 to NANR in cash upon certain events or milestones.

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

NOTE 8.	OTHER INVESTMENTS

In January 2008, the Company invested $250,000 in Carbon Motors Corporation, a development stage American automaker developing a specially-built law enforcement vehicle featuring a clean diesel engine that can operate on biodiesel fuel.  For its investment, the Company received 200,000 shares of Carbon Motors Series B Convertible Preferred Stock ("Series B Stock") and a warrant that is initially exercisable for 30,000 shares of Series B Stock at a price of $1.05 per share with a term of five years.   Based upon discussions with a potential buyer of the Company’s investment in Carbon Motors, the Company recorded a $30,000 impairment loss on its investment in Carbon Motors at June 30, 2009.  This investment is included in “other assets” in the consolidated balance sheets at September 30, 2009 and December 31, 2008.  On July 23, 2009, the Company sold 120,000 shares of Series B Stock and a warrant to purchase 18,000 shares of Series B Stock for a total purchase price of $132,000 to Ariel Savannah Angel Partners, LLC, a related party through a relationship of a board member of the Company.  The $132,000 purchase price consisted of a $1.10 per share price assigned to the Series B Stock and a de minimis value assigned to the warrants.  As a result of the July 23, 2009 transaction, the Company now holds 80,000 shares of Series B Stock and a warrant to purchase 12,000 shares of Series B Stock for $1.05 per share.  The Company accounts for its investment in Carbon Motors Corporation under the cost method.

In January 2008, the Company made a $500,000 investment in Consus Ethanol, LLC, a development stage company based in Pittsburgh, Pennsylvania, pursuant to a convertible promissory note.  Consus Ethanol has a permitted site in western Pennsylvania where it plans to build the first of several ethanol plants.  Its business model calls for a cogeneration plant using waste coal to power the companion ethanol plant.  The note bears interest at the rate of 10% per annum and had an initial term of six months.  During July 2008, the Company and Consus agreed to extend the note an additional six months through December 31, 2008.  At December 31, 2008, the Company and Consus agreed to extend the note, including accrued interest to date, with a combined balance of $548,493, until December 31, 2009.  An additional 160,000 warrants were issued with an exercise price of $1.25 per unit and an expiration date four years from the signing of the note. The Company may also convert the outstanding principal and accrued interest to shares of common stock by providing 30 days written notice to Consus before the maturity date or in the event that Consus proposes to enter into certain transactions.   Northeast Securities, Inc. is a financial advisor to Consus Ethanol, and the chairman of the Company’s board of directors was also vice chairman of Northeast Securities until September 2008.  The Company’s investment in Consus is included in “other assets” in the consolidated balance sheets at September 30, 2009 and December 31, 2008.  Due to the Company’s uncertainty of collection of the promissory note, the Company recognized an impairment loss of $250,000 for the three months and nine months ended September 30, 2009.  The Company accounts for its investment in Consus Ethanol under the cost method.

NOTE 9.	GAIN ON SALE OF NEW GENERATION BIOFUELS HOLDINGS, INC. SHARES

The Company considered its investment in New Generation Biofuels Holdings, Inc. (“NGBF”), formerly named H2Diesel Holdings, Inc., as a variable interest in a VIE.  NGBF is the licensee of a proprietary vegetable oil-based diesel biofuel to be used as a substitute for conventional petroleum diesel and biodiesel, heating and other fuels under an exclusive license agreement with the inventor of the biofuel.  NGBF had in turn sublicensed this technology to the Company.  Because the Company was not the primary beneficiary of the VIE, the Company had accounted for its investment in NGBF under the equity method of accounting.  At December 31, 2008, the Company owned 5,301,300 shares of NGBF common stock.  On March 18, 2009, the Company sold its remaining 5,301,300 shares of NGBF common stock, which represented 26.1% of the outstanding common stock of NGBF, based on 20,280,614 shares reported to be outstanding as of January 14, 2009 in NGBF’s Pre-Effective Amendment No.1 to its Registration Statement on Form S-3 filed with the SEC on January 15, 2009, to 2020 Energy, LLC, an Arizona limited liability company, for an aggregate purchase price of $583,143.  In connection with the March 18, 2009 stock sale, the Company agreed to assign its rights in the sublicense for the NGBF additive technology to 2020 Energy, LLC, conditioned upon 2020 Energy, LLC obtaining the written consent of NGBF to the assignment.

NOTE 10.	INCENTIVE COMPENSATION PLAN

The Company’s 2005 Incentive Compensation Plan (the “Plan”) provides for grants of stock options, stock appreciation rights, or SARs, restricted or deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property.  On February 12, 2008, at the Company’s annual meeting, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan from 4,000,000 to 6,500,000, which covered options that were previously granted under the Plan, subject to stockholder approval.  Persons eligible to receive awards under the Plan are the officers, directors, employees and consultants to the Company and its subsidiaries.

On January 30, 2009, the compensation committee granted to directors, options to purchase 345,000 shares of common stock under the Plan at a purchase price per share equal to the closing price of the common stock on the NYSE Amex exchange on the date of grant (which was $0.25 per share).  Using a Black-Scholes option pricing model, the fair value of these options on the date of grant was $56,000 using a closing price of the common stock on the date of grant, or $0.25 per share, and is being amortized as compensation expense over the estimated vesting period of the options. The options have a term of ten years and vest in two equal installments: 50% of the shares vested on March 31, 2009 and the remaining 50% of the shares vested on June 16, 2009.  During the three and nine months ended September 30, 2009, total compensation expense related to options and restricted common stock awarded under the Plan was $8,000 and $96,000, respectively.

As of September 30, 2009 and 2008, options to purchase 5,358,000 and 5,320,000 shares of common stock were outstanding under the Plan, respectively.  As of September 30, 2009, 629,070 shares of common stock were outstanding under the Plan, and a total of 512,930 shares were available for future awards under the Plan.

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,

	2009	2008
Exercise price	$0.25	$0.42
Risk-free interest rate	1.73%	2.36%
Expected life of options (in years)	6.5	6.5
Expected dividend yield	0%	0%
Expected volatility	55.0%	55.0%

NOTE 11.	WARRANTS

During the nine months ended September 30, 2009 and 2008, the Company issued no warrants.  Warrants to purchase 3,525,834 shares of common stock expired during the nine months ended September 30, 2009.  At September 30, 2009 and 2008, there were outstanding warrants to purchase 545,000 and 4,095,834 shares of common stock, with weighted average exercise prices of $5.27 and $5.80, respectively.

NOTE 12.	JOINT VENTURE AND ACQUISITIONS

Landfill Gas Sale and Purchase Agreement.  On February 2, 2009, the Company acquired the right to purchase from Republic all of the landfill gas generated at Republic’s Hickory Ridge Landfill through December 31, 2029 for $3,350,000, of which $400,000 was paid in 2008.   Subsequent to this acquisition, the Company’s board of directors has decided to seek a buyer or significant equity partner for the landfill gas purchase rights at the Hickory Ridge Landfill. The Company is currently in negotiations with potential buyers and equity partners for the Hickory Ridge Landfill gas purchase rights.

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

North American Natural Resources-Southeast, LLC Agreement.   On January 20, 2009, GES-Port Charlotte, LLC, then an indirect wholly-owned subsidiary of the Company, entered into the Port Charlotte Project Assignment Agreement with NANR.  Under the Port Charlotte Project Assignment Agreement, the Company acquired (a) NANR’s rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill and (b) the exclusive right to construct and operate a landfill gas-to-energy project at the Zemel Road Landfill.

NANR transferred and assigned to the Company all of its rights related to the Zemel Road Landfill gas project, which it had previously acquired from Charlotte County in July 2008, pursuant to an Agreement between Charlotte County and North American Natural Resources-Southeast for Landfill Gas Purchase and a Site Lease Agreement (the “assigned contracts”).  The Company, Charlotte County and NANR subsequently approved the assignment and executed a novation agreement substituting GES-Port Charlotte for NANR as the party to each of the assigned contracts.

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

NOTE 13.	RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009, the Company borrowed an aggregate of $397,000 from David Ames, a director of the Company and the Company’s former president and chief executive officer.  Mr. Ames received promissory notes from the Company bearing interest at 8% per annum.   The promissory notes have a maturity date of December 31, 2009.  The notes payable totaled $362,000 at September 30, 2009.

The Company was previously a party to an equity interest purchase agreement, dated January 28, 2009 (the “WoodTech Purchase Agreement”), pursuant to which the Company agreed to purchase a wood fuel and landscape materials processing business, WoodTech LLC and certain affiliated companies (the “WoodTech Companies”).  An owner-operator of the WoodTech Companies, Jimmy L. Bobo, became the Company’s Chief Executive Officer on May 14, 2009.  The Company did not complete the acquisition of the WoodTech Companies, and the WoodTech Purchase Agreement was terminated effective May 13, 2009 pursuant to a termination agreement entered into by the Company and the other parties to the WoodTech Purchase Agreement (the “Termination Agreement”).  Under the Termination Agreement, the Company has agreed to pay to WoodTech, LLC up to $280,000 as reimbursement for legal fees and fees relating to the financial audit of certain of the WoodTech Companies incurred by WoodTech, LLC in contemplation of closing the acquisition of the WoodTech Companies under the WoodTech Purchase Agreement.  The $280,000 reimbursement is payable immediately upon the closing of the sale of any asset of the Company resulting in net proceeds to the Company of at least $1,000,000.  The Company granted a security interest in its Augusta, Georgia facility to secure this reimbursement obligation.

As described in Note 8, the Company’s investment in Consus Ethanol is considered a related party transaction due to the former position of the chairman of the board of directors of our Company in Northeast Securities, Inc., a financial advisor to Consus Ethanol.  Additionally, the sale of a portion of the Company’s investment in Carbon Motors Corporation to Ariel Savannah Angel Partners, LLC is considered a related party transaction through a relationship of a board member of the Company.

As of September 30, 2009, the Company owed various members of the Board of Directors a total of $166,000 and employees a total of $14,000 for travel and entertainment expenses that are to be reimbursed by the Company. The amounts payable are included in accounts payable and accrued expenses on the balance sheet.

NOTE 14.	LEGAL PROCEEDINGS

The Company is a party to the Jacoby Energy Development and the Global Energy Management lawsuits as described below.   An adverse result in either litigation matter could have a material adverse effect on the Company’s business, results of operations and financial condition.

Jacoby Energy Development, Inc. Lawsuit.  On July 28, 2008, Jacoby Energy Development, Inc. (“JEDI”), Geoplasma, LLC and Georecover-Live Oak, LLC filed an action in the Superior Court of Fulton County of the State of Georgia against the Company, its subsidiary Global Energy Systems, Inc. (“GES”), and six current or former officers and employees of the Company.  The six individual defendants are Romilos Papadopoulos, the Company’s former Chief Operating Officer, former Chief Financial Officer, former Executive Vice President and former Secretary; Michael Ellis, the Company’s former Chief Operating Officer and former President of GES; and four other employees of GES.  The complaint alleges, among other things, that the Company breached a mutual nondisclosure agreement related to previous negotiations for a possible merger between the Company and JEDI and its affiliates.  The plaintiffs allege that the Company breached the agreement by soliciting and hiring the six individual defendants, who were previously employed by the plaintiffs, and by using the plaintiffs’ confidential and proprietary information for its own business purposes.  The plaintiffs also allege that the Company tortiously interfered with the plaintiffs’ business and misappropriated the plaintiffs’ trade secrets.  The plaintiffs seek, among other things, a permanent injunction, unspecified compensatory damages plus costs and expenses incurred in connection with the litigation, including attorneys’ fees, and general and punitive damages in an amount not less than $10 million.  The Company denied the allegations in the complaint, and the individual defendants have asserted counterclaims against the plaintiffs.  Pursuant to a scheduling order entered by the court on December 30, 2008, discovery was scheduled to end on July 31, 2009, and dispositive motions, including motions for summary judgment, was required to be filed by August 17, 2009.  The parties have refrained from conducting discovery while they attempt to reach a business resolution of the issues, but as of the date of this report, the parties have not yet reached a settlement.  The parties are continuing their discussions, but the discovery may resume shortly if a resolution is not reached.

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

NOTE 15.	FAIR VALUE MEASUREMENTS

We adopted the FASB’s new fair value guidance for our financial assets and financial liabilities on January 1, 2008 and for our non-financial assets and non-financial liabilities on January 1, 2009 (see Note 2 — Recently Issued Accounting Standards). Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). This guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.

The Company determined its fair values based on the fair value hierarchy established in FASB accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The FASB accounting guidance describes three levels of inputs that may be used to measure fair value.

Level 1: quoted price (unadjusted) in active markets for identical assets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument

Level 3: inputs to the valuation methodology are unobservable for the asset or liability

The following table shows the fair value of our non-financial assets that were required to be measured at fair value on a non-recurring basis as of September 30, 2009. These non-financial assets, which included our property held for sale, property previously held for development, and cost method investment, were required to be measured at fair value in connection with the interim impairment test we performed.

		Fair Value Measurements Using
	Balance at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total (Losses)
Property held for sale	$5,142,000	$-	$-	$5,142,000	$(250,000)
Property previously held for development	$700,000	$-	$-	$700,000	$(156,000)
Cost method investment	$250,000	$-	$-	$250,000	$(250,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the matters referred to in this report under the caption “Risk Factors.”  We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly update any forward looking-statement, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operation in conjunction with our financial statements and the related notes included in this report.

Overview

Change in Name and New Corporate Structure

On October 27, 2008, we changed our name to Global Energy Holdings Group, Inc. from Xethanol Corporation.  The Company’s principal operating division is Global Energy Systems, Inc. (“GES”).

Source of Revenue until May 1, 2008

Our only source of operating revenue had been from our sales of ethanol and related products at our corn-based ethanol plant in Blairstown, Iowa.  As a result of high prices for corn and natural gas, on May 1, 2008 we ceased production of ethanol at our Blairstown plant to reduce our operating losses.  On August 31, 2009, Xethanol BioFuels, LLC, a wholly owned subsidiary of the Company, entered into an agreement for the sale of the Blairstown plant to Fiberight, LLC, and this sale was completed on November 17, 2009.  As of September 30, 2009, we had no source of operating revenue.  It is anticipated that our future revenues, if any, will be generated from the purchase and sale of assets and businesses that we acquired in 2009, and from service contracts related to landfill gas-to-energy projects and energy efficiency.

Cash and Liquidity Position

We had cash of approximately $117,000 as of September 30, 2009 and $51,000 as of November 1, 2009.

Investment Activities

For the nine months ended September 30, 2009, net cash of $1,415,000 was provided by investing activities.  During 2009, we have received $3,153,000 from the redemption of short-term marketable securities, $583,000 from the sale of NGBF common stock, $250,000 from the sale of landfill gas purchase rights, $132,000 from the sale of shares of Series B Stock and warrants to purchase Series B Stock of Carbon Motors Corporation, $330,000 in cash deposits from the planned sale of the Blairstown facility and we purchased intangible assets of $3,050,000.

On July 23, 2009, we completed the sale of 120,000 shares of Series B Convertible Preferred Stock of Carbon Motors Corporation and a warrant to purchase 18,000 shares of the Series B Stock at $1.05 per share for a total purchase price of $132,000.  On March 17, 2009, the Company entered into a Stock Purchase Agreement (the “NGBF Purchase Agreement”) with 2020 Energy, LLC, an Arizona limited liability company (“2020 Energy”), pursuant to which the Company sold to 2020 Energy, in a private transaction, all of the Company’s 5,301,300 shares of common stock of NGBF.  We completed the sale of the NGBF shares to 2020 Energy on March 18, 2009, and 2020 Energy paid us an aggregate purchase price of $583,143 for the NGBF shares.

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

Asset Sale and Possible Asset Sale

We have reevaluated our Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they no longer fit within our long-term corporate strategy.  On March 20, 2008, our board authorized management to pursue the sale of each facility, which we are currently doing.  We can offer no assurance regarding how long it will take to sell any of these facilities or the price we might receive for them.

The Company’s board of directors has decided to seek a buyer or significant equity partner for its landfill gas purchase rights at the Hickory Ridge Landfill acquired during 2009.  The Company is currently in negotiations with potential buyers and equity partners for the Hickory Ridge Landfill gas purchase rights.  The Company previously paid an aggregate purchase price of $3,350,000, of which $400,000 was paid in 2008, to acquire the Hickory Ridge Landfill gas purchase rights in the first quarter of 2009.

On June 18, 2009, we completed the sale of the Company’s landfill gas purchase rights at the Zemel Road Landfill to MAS for $250,000 in cash.  The Company recorded a $150,000 gain on the sale and has no further obligations on the project.  We had paid $100,000 to acquire the Zemel Road Landfill gas rights (with obligations to pay an additional $250,000 if certain milestones were met).

On July 23, 2009 the Company sold 120,000 shares of Carbon Motors Corporation Series B Stock and a warrant to purchase 18,000 shares of the Series B Stock for $1.05 per share for a total purchase price of $132,000 to Ariel Savannah Angel Partners, LLC, a related party through a relationship of a board member of the Company. As a result of the July 23rd  sale transaction, the Company now holds 80,000 shares of Carbon Motors Series B Stock and a warrant to purchase 12,000 shares of the Series B Stock for $1.05 per share.

On August 31, 2009, Xethanol BioFuels, LLC, a wholly owned subsidiary of the Company, entered into an agreement for the sale of the Company’s Blairstown, Iowa ethanol facility to Fiberight, LLC for a purchase price of $1.65 million.  Fiberight paid to the Company an earnest money deposit of $165,000.  The parties expected the transaction to close on or before September 30, 2009, but Fiberight extended the closing date to November 15, 2009 with an additional deposit of $165,000.  The sale of the Blairstown, Iowa facility to Fiberight, LLC was completed on November 17, 2009.

Going Concern and Anticipated Funding Needs

The Company needs substantial additional capital to pursue its plans and projects, and given the current economic and financial climate, the Company can give no assurance that it will be able to raise the additional capital that it needs on commercially acceptable terms, or at all.  The Company needs to reduce costs and raise additional financing to fund operations and long term business objectives.  The Company’s continued existence is dependent upon several factors, including obtaining additional debt or equity financing and developing and completing renewable energy projects.   In the event Management is unsuccessful in these efforts, the Company is likely to seek relief under the U.S. Bankruptcy Code.  This relief may include (i) seeking bankruptcy court approval for the sale of most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code; (ii) pursuing a plan of reorganization; or (iii) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks.  As a result of the preceding factors, there is a substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, in June 2008, we formed a new operating division, Global Energy Systems, Inc. (“GES”).  We will need substantial additional capital to pursue our plans, which, among other things, include the construction of a landfill gas capture and processing facility at the Hickory Ridge Landfill, if we do not sell the Hickory Ridge Landfill gas project.  We have decided not to pursue our previously announced plans to construct a demonstration plant for converting citrus peel waste into ethanol, and we sold the remaining fixed assets associated with the demonstration plant project to our lender, Renewable Spirits, LLC, in exchange for the forgiveness of $279,000 in debt on January 19, 2009.  We also ceased production of ethanol at our Blairstown ethanol plant in May 2008 to reduce our operating losses, and we completed the sale of the Blairstown ethanol plant on November 17, 2009.  Our capital requirements, however, remain substantial in order to pursue our business strategy.

The Company generated no operating revenues during the nine months ended September 30, 2009.  As discussed above, we ceased production of ethanol at our Blairstown ethanol plant in May 2008, which was our only revenue producing facility, and we currently have no operating source of revenue.  We also currently have no commitments for additional financing.  Our only recent sources of cash were from (1) the sale of all of our 5,301,300 shares of NGBF common stock on March 18, 2009 to 2020 Energy for an aggregate purchase price of $583,143, (2) the sale of shares of Carbon Motors Corporation Series B Convertible Preferred Stock and a related warrant for $132,000, (3) the sale of the Company’s landfill gas purchase rights at the Zemel Road Landfill to MAS for $250,000 and (4) the sale of the Company’s Blairstown, Iowa facility for $1.65 million on November 17, 2009, of which $330,000 was received during the three months ended September 30, 2009.  There can be no assurance that we will be able to obtain additional debt or equity financing on commercially acceptable terms, or at all, when needed.  In addition, on June 4, 2009, the Company received a notice from NYSE Amex, LLC (“NYSE Amex”) notifying the Company that it is not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide.  The notice informed the Company that to maintain its listing on the exchange, it must submit a plan to regain compliance.  The Company submitted a plan of compliance, and on August 18, 2009, NYSE Amex notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until December 3, 2009 to regain compliance with the continued listing standards of the Company Guide.  If the Company fails to make progress consistent with the compliance plan or to regain compliance with the Company Guide’s continued listing standards by December 3, 2009, then the Company could be subject to delisting procedures from NYSE Amex.  If our stock is delisted from the NYSE Amex exchange, it may become more difficult for us to raise capital.

If we are unable to access the capital markets to finance our various projects, we will be unable to continue our operations.  We are pursuing the sale of our facilities in Augusta, Georgia and Spring Hope, North Carolina, as discussed above, although we can provide no assurance regarding how long it will take to sell these facilities or the price we will receive for them.

 Acquisitions and Terminated Acquisition

On June 18, 2009, we completed the sale of all of the Company’s equity interests in GES-Port Charlotte, LLC, a subsidiary of the company holding the Zemel Road Landfill gas purchase rights, to MAS for $250,000.  The Company recorded a $150,000 gain on the sale and has no further obligations on the project.  The Company purchased the Zemel Road Landfill gas purchase rights pursuant to an agreement entered into on January 20, 2009 with NANR to acquire (1) rights to purchase from Charlotte County, Florida all the landfill gas generated by or at its Zemel Road Landfill and (2) the exclusive right to construct and operate a landfill gas-to-energy project at the Zemel Road Landfill.

On February 2, 2009, we acquired the right to purchase from a subsidiary of Republic Services, Inc. (“Republic”) all of the landfill gas generated at Republic’s Hickory Ridge Landfill through December 31, 2029.  The Company had intended to process and convert the landfill gas collected at the Hickory Ridge Landfill into a saleable energy product.  Subsequent to the acquisition of these rights, the Company’s board of directors has decided to seek a buyer or equity partner for this landfill gas purchase right and project.  The Company is currently in negotiations with potential buyers and equity partners for the Hickory Ridge Landfill gas rights and project.   The Company previously paid an aggregate purchase price of $3,350,000 to acquire the Hickory Ridge Landfill gas purchase rights.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Loss.   We incurred a net loss of $2.0 million, or $0.07 per share, for the three months ended September 30, 2009 versus a net loss of $3.6 million, or $0.13 per share, for the three months ended September 30, 2008.

The decrease in net loss of $1.6 million for the three months ended September 30, 2009 as compared to the prior year resulted primarily from:

•	a $0.3 million decrease in gross loss on sales;
•	a $1.2 million decrease in general and administrative expenses; and
•	a $0.1 million decrease related to other gains and losses.

Net Sales.   There were no net sales for the three months ended September 30, 2009 as compared to $21,000 for the three months ended September 30, 2008.  This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.

Cost of Sales.   Cost of sales was comprised of direct materials, direct labor and factory overhead.  Included in factory overhead are energy costs, depreciation, and repairs and maintenance.  There was no cost of sales for the three months ended September 30, 2009. Cost of sales for the three months ended September 30, 2008 was $306,000. The decrease in cost of sales was due to the cessation of ethanol production at our Blairstown, Iowa facility effective May 1, 2008.

Gross Loss. There was no gross profit or loss on sales for the three months ended September 30, 2009.  Gross loss for the three months ended September 30, 2008 was $0.3 million.

General and Administrative Expenses.   General and administrative expenses (“G&A”) were $1.3 million for the three months ended September 30, 2009 compared to $2.5 million for the three months ended September 30, 2008, reflecting a $1.2 million decrease from the prior year.  The primary components of 2009 G&A expenses were:

•	$0.4 million for payroll expenses or 33% of G&A;
•	$0.5 million of accounting and legal expenses or 42% of G&A;
•	$0.1 million for outside services or 8% of G&A;
•	$0.1 million for insurance expenses or 8% of G&A; and
•	$0.1 million for rent expense or 8% of G&A.

Significant increases and decreases in components of G&A in 2009 compared to 2008 were primarily attributable to:

•	$0.4 million decrease in payroll due to a downsizing of corporate staff;
•	$0.1 million decrease in accounting and legal expenses due to the settlement of the class action lawsuit against the Company in October 2008;
•	$0.2 million decrease in consulting and outside service expenses due to management policies curtailing the use of consultants; and
•	$0.3 million decrease in travel and entertainment expenses due to management policies restricting travel.

Equity Compensation.   Equity compensation for the three months ended September 30, 2009 was $8,000 compared to ($68,000) for the three months ended September 30, 2008.  The significant items in equity compensation include:

•
$8,000 in compensation expense for the three months ended September 30, 2009 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing an increase of $95,000 in similar expenses from ($87,000) in the prior year due to a forfeiture of the former Chief Financial Officer’s stock options in the three months ended September 30, 2008; and

•
$0 in compensation expense for the three months ended September 30, 2009 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing a decrease from $19,000 in the prior year.

Depreciation and Amortization.   Depreciation expense for the three months ended September 30, 2009 was $16,000 compared to $18,000 for the three months ended September 30, 2008, resulting in a $2,000 decrease for the period. This decrease is attributable to the sale of fixed assets during the three months ended September 30, 2009.

Research and Development.   Research and development expenses for the three months ended September 30, 2009 decreased by $65,000 to $0 from $65,000 for the three months ended September 30, 2008.  Our research and development expenses in 2008 were due to amortization on our research agreements and payments made under consulting arrangements.  We have fully satisfied all financial obligations due under these research agreements and consulting arrangements.

Interest Income.   Interest income for the three months ended September 30, 2009 was $14,000, representing a decrease of $24,000 from $38,000 for the three months ended September 30, 2008.  This decrease is primarily due to the decrease in our average cash and cash equivalent balances compared to the prior year.

Interest Expense.   Interest expense was $0 for the three months ended September 30, 2009, a decrease from $12,000 for the prior year.

Gain on Sale of Investment in New Generation Biofuels Holdings, Inc.   We recorded no gains on the sale of New Generation Biofuels common stock for the three months ended September 30, 2009, compared to a gain of $154,000 for the three months ended September 30, 2008.

Equity in Net Loss of New Generation Biofuels Holdings, Inc.  The Company recorded no net loss for the equity owned in New Generation Biofuels for the three months ended September 30, 2009, compared to a loss of $201,000 in the three months ended September 30, 2008.

Gain on Sale of Grain Inventory.  We had no sales of grain inventory in the current year quarter. We recorded a gain of $177,000 on the sale of grain inventory during the three months ended September 30, 2008.

Impairment Loss on Investment in Consus Ethanol.  Based upon the heightened credit risk of our investment in Consus Ethanol in the form of a convertible note payable, we recognized an impairment loss of $250,000 for the three months ended September 30, 2009.

Other Income.   Other income for the three months ended September 30, 2009 was $19,000 versus other income of $15,000 recorded in the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Loss.   We incurred a net loss of $4.3 million, or $0.15 per share, for the nine months ended September 30, 2009 versus a net loss of $7.1 million, or $0.25 per share, for the nine months ended September 30, 2008.

The decrease in net loss of $2.8 million for the nine months ended September 30, 2009 as compared to the prior year resulted primarily from:
•	$1.4 million decrease in gross loss on sales;
•	$1.8 million decrease in general and administrative expenses;
•	$0.4 million gain on sale of interest in Southeast Biofuels, LLC;
•	$0.3 million decrease in other gains and losses; and
•	$0.6 million decrease in the equity in net loss of New Generation Biofuels;

 partially offset by

•	a $1.4 million decrease in gain on sale of investment in New Generation Biofuels Holdings, Inc.; and
•	a $0.3 million decrease in grain sales.

Net Sales.   There were no net sales for the nine months ended September 30, 2009 as compared to $3.7 million for the nine months ended September 30, 2008.  This decrease was due to the May 1, 2008 cessation of ethanol production at our Blairstown plant.

Cost of Sales.   Cost of sales was comprised of direct materials, direct labor and factory overhead.  Included in factory overhead are energy costs, depreciation, and repairs and maintenance.  There was no cost of sales for the nine months ended September 30, 2009. Cost of sales for the nine months ended September 30, 2008 was $5.1 million. The decrease in cost of sales was due to the cessation of ethanol production at our Blairstown, Iowa facility effective May 1, 2008.

Gross Loss. There was no gross profit or loss on sales for the nine months ended September 30, 2009.  Gross loss for the nine months ended September 30, 2008 was $1.4 million.

General and Administrative Expenses.   General and administrative expenses (“G&A”) were $4.4 million for the nine months ended September 30, 2009 compared to $6.2 million for the nine months ended September 30, 2008, reflecting a $1.8 million decrease from the prior year.  The primary components of 2009 G&A expenses were:

•	$1.8 million for payroll expenses or 41% of G&A;
•	$0.9 million of accounting and legal expenses or 20% of G&A;
•	$0.2 million of acquisition fees or 5% of G&A;
•	$0.3 million for insurance expenses or 7% of G&A;
•	$0.2 million for expenses of our Augusta facility or 5% of G&A;
•	$0.2 million for consulting and outside services or 5% of G&A;
•	$0.2 million for expenses related to our Blairstown facility or 5% of G&A;
•	$0.2 million for rent expense or 5% of G&A; and
•	$0.2 million for various other G&A expenses or 5% of G&A.

Significant increases and decreases in components of G&A in 2009 compared to 2008 were primarily attributable to:

•
$0.3 million decrease in expenses of our Spring Hope facility due to the reversal of accrued expenses related to legal and environmental clean-up issues due to successful environmental remediation efforts and negotiated claims settlements;

•	$0.7 million decrease in accounting and legal expenses due to the settlement of the Company’s class action lawsuit in October 2008;
•	$0.5 million decrease in consulting and outside service expenses due to management policies allowing minimal consulting services ; and
•	$0.5 million decrease in travel and entertainment expenses due to management policies allowing minimum travel;

partially offset by

•	$0.3 million increase in payroll expenses due principally to a new management team hired in June 2008; and
•	$0.2 million increase in acquisition fees.

Equity Compensation.   Equity compensation for the nine months ended September 30, 2009 was $96,000 compared to $106,000 for the nine months ended September 30, 2008.  The significant items in equity compensation include:

•
$24,000 in compensation expense for the nine months ended September 30, 2009 related to stock options granted to employees and consultants under the 2005 Incentive Compensation Plan, representing an increase of $6,000 in similar expenses from $18,000 in the prior year; and

•
$72,000 in compensation expense for the nine months ended September 30, 2009 related to stock options granted to outside directors under the 2005 Incentive Compensation Plan, representing a decrease of $16,000 from $88,000 in the prior year.

Depreciation and Amortization.   Depreciation expense for the nine months ended September 30, 2009 was $52,000 compared to $55,000 for the nine months ended September 30, 2008, resulting in a $3,000 decrease for the period. This decrease is attributable to the sale of fixed assets during the nine month period ended September 30, 2009.

Research and Development.   Research and development expenses for the nine months ended September 30, 2009 decreased by $235,000 to $0 from $235,000 for the nine months ended September 30, 2008.  Our research and development expenses in 2008 were due to amortization on our research agreements and payments made under consulting arrangements.  We have fully satisfied all financial obligations due under these research agreements and consulting arrangements.

Interest Income.   Interest income for the nine months ended September 30, 2009 was $51,000, representing a decrease of $119,000 from $170,000 for the nine months ended September 30, 2008.  This decrease is primarily due to the decrease in our average cash and cash equivalent balances compared to the prior year.

Interest Expense.   Interest expense was $0 for the nine months ended September 30, 2009, a decrease from $40,000 for the prior year.

Gain on Sale of Interest in Southeast Biofuels, LLC.   We recorded a gain of $395,000 on the sale of our remaining interest in Southeast Biofuels, for the nine months ended September 30, 2009.

Gain on Sale of Investment in New Generation Biofuels Holdings, Inc.   We recorded a gain $583,000 on the sale of New Generation Biofuels common stock for the nine months ended September 30, 2009, compared to a gain of $2.0 million for the nine months ended September 30, 2008.

Gain on Sale of Intangible Assets.   We recorded a $150,000 gain on the sale of landfill gas purchase rights during the nine months ended September 30, 2009 as compared to $0 for the prior year.

Gain on Sale of Grain Inventory.  We had no sales of grain inventory in the current period. We recorded a gain of $318,000 on the sale of grain inventory during the nine months ended September 30, 2008.

Impairment Loss on Investment in Carbon Motors Corp.  Based upon discussions with a potential buyer, we recorded a $30,000 impairment loss on our investment in Carbon Motors Corp. during the nine months ended September 30, 2009.

Impairment Loss on Investment in Consus Ethanol.  Based upon the heightened credit risk of our investment in Consus Ethanol in the form of a convertible note payable, we recognized an impairment loss of $250,000 for the nine months ended September 30, 2009.

Other Income.   Other income for the nine months ended September 30, 2009 increased by $126,000 to $142,000 from $16,000 for the corresponding period in 2008.  The nine months ended September 30, 2009 includes amounts billed in a shared service arrangement that were not billed or recorded in 2008

Liquidity and Capital Resources

We had cash of approximately $117,000 as of September 30, 2009 and approximately $51,000 as of November 1, 2009.  Our working capital deficit as of September 30, 2009 was $4.6 million, representing a decrease in working capital of $6.1 million compared to $1.5 million of positive working capital at December 31, 2008.

During the nine months ended September 30, 2009, we used net cash of $2.1 million for operating activities.  During the nine months ended September 30, 2009, $1.4 million in net cash was provided by investing activities.  During the nine months ended September 30, 2009, we received cash of $3.2 million from the redemption of short-term marketable securities; received $0.6 million in cash from the sale of our investment in NGBF; received $250,000 from the sale of intangible assets; and purchased intangible assets for $3.1 million.    During the nine months ended September 30, 2009, we received $387,000 from the issuance of notes payable, made a $25,000 payment on a note payable and made $5,000 in capitalized lease payments.

In December 2006, we formed a joint venture to invest in a research project to produce ethanol from citrus waste.  We agreed to pay $600,000 to our joint venture partner over the next ten years.  We have decided not to pursue the construction of a demonstration plant for converting citrus peel waste into ethanol.  On January 19, 2009, we sold our fixed assets associated with this project, and the buyer, our joint venture partner, cancelled the remaining $279,000 of debt we had outstanding.

We need substantial additional capital to fund the business of the Company, including the development of energy-related projects and the funding of any other growth opportunities we pursue.  If we are unable to obtain sufficient additional capital, we are likely to lose our investments in our energy-related projects, including our Hickory Ridge Landfill gas project.  The Company is seeking a buyer or a significant equity partner for the landfill gas rights and project at the Hickory Ridge Landfill.  Due to capital constraints, the Company did not complete the acquisition of the WoodTech Companies pursuant to the purchase agreement entered into on January 28, 2009. The Company entered into a termination agreement, terminating the WoodTech Companies acquisition agreement on May 13, 2009, and pursuant to which the Company agreed to reimburse the WoodTech Companies up to $280,000 for certain expenses incurred by them in preparation to close the now terminated acquisition.  For more information regarding the termination agreement, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

We anticipate our primary sources of capital to be the sale of certain assets of the Company.  We completed the sale of the Company’s Blairstown, Iowa ethanol facility to Fiberight, LLC on November 17, 2009 pursuant to an agreement for the sale of the facility dated August 31, 2009 between Xethanol BioFuels, LLC, a wholly owned subsidiary of the Company, and Fiberight, LLC.  We have reevaluated the Company’s Augusta, Georgia and Spring Hope, North Carolina facilities and have decided that they no longer fit within our long-term corporate strategy.  On March 20, 2008, the Company’s board of directors authorized management to pursue the sale of these facilities, which we are currently doing.  As discussed above, the Company is also currently in negotiations with potential buyers and equity partners for the landfill gas rights with respect to its Hickory Ridge Landfill project.  We can offer no assurance regarding our ability to complete these transactions, the proceeds we may receive from any such sale or the timing of any such sale.

To conserve our cash and cash equivalents or generate positive cash flow, we have taken or expect to take several actions, including:

•	If we are successful in selling our Augusta, Georgia facility, we estimate that such sale would reduce our annual overhead by approximately $500,000.
•	If we are successful in selling our Spring Hope, North Carolina facility, we estimate that such sale would reduce our annual overhead by approximately $150,000.
•	We are pursuing the sale of all or a portion of our Hickory Ridge Landfill gas rights.
•	In August 2009, we laid off over 50% of our corporate workforce in order to reduce annual overhead by $600,000.

We currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. Our only recent sources of funding have been: (i) the sale of our 5,301,300 shares of NGBF common stock to 2020 Energy, LLC for a purchase price of $583,143, (ii) the sale of 120,000 shares of Carbon Motors Corporation Series B Convertible Preferred Stock and a warrant to purchase 18,000 shares of the Series B Stock owned by the Company for $132,000, (iii) the sale of all of our equity interests in GES-Port Charlotte, LLC, together with the Zemel Road Landfill gas purchase rights, to MAS Energy LFG 1, LLC (“MAS”) for $250,000, and (iv) the sale of the Company’s Blairstown, Iowa facility for $1.65 million on November 17, 2009, of which $330,000 was received prior to September 30, 2009.  Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to continue as a viable business.  We will need to curtail expenses further, reduce investments we would otherwise make and defer or forgo business opportunities.  Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

On June 4, 2009, the Company received a notice from NYSE Amex, LLC (“NYSE Amex”) notifying the Company that it is not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide.  The notice informed the Company that to maintain its listing on the exchange, it must submit a plan to regain compliance.  The Company submitted a plan of compliance, and on August 18, 2009, NYSE Amex notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until December 3, 2009 to regain compliance with the continued listing standards of the Company Guide.  If the Company fails to make progress consistent with the compliance plan or to regain compliance with the Company Guide’s continued listing standards by December 3, 2009, then the Company could be subject to delisting procedures from NYSE Amex.  If our stock is delisted from the NYSE Amex exchange, it may become more difficult for us to raise capital.

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

With regard to our policies surrounding the valuation of shares issued for services or in connection with acquisitions, we rely on the fair value of the shares at the time they were issued.  After considering various trading aspects of our stock, including volatility, trading volume and public float, we believe that the price of our stock as reported on NYSE Amex exchange (formerly known as the American Stock Exchange) is the most reliable indicator of fair value.  The fair value of options and warrants issued for services is determined at the grant date using a Black-Scholes option pricing model and is expensed over the respective vesting periods.  A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award in accordance with FASB accounting guidance.

We evaluate impairment of long-lived assets in accordance with FASB accounting guidance.  We assess the impairment of long-lived assets, including property and equipment and purchased intangibles subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate.  We recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount.  Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values.  Property held for sale is recorded at the lower of its carrying amount or fair value less costs to sell.  Estimates of future cash flows are judgments based on management’s experience and knowledge of our operations and the industries in which we operate.  These estimates can be significantly affected by future changes in market conditions, the economic environment, capital spending decisions of our customers and inflation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4T.	Controls and Procedures.

            (a) Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures”, which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We do not have sufficient segregation of duties within accounting functions due to a lack of economic resources.  This material weakness restricts our ability to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management and that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company has developed plans to remediate this material weakness.  The Company’s remediation efforts consist of hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so.

(b) Changes in Internal Controls

Other than the actions mentioned above, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 4, 2009, the Company received a notice from NYSE Amex that the Company was not in compliance with Section 1003(a)(iv) of the NYSE Amex Company Guide in that it has sustained losses that are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of NYSE Amex, as to whether the Company will be able to continue operations and/or meet its obligations as they mature. The notice from the exchange required the Company to submit a plan to regain compliance with Section 1003(a)(iv) of the Company Guide, which the Company has done. NYSE Amex notified the Company on August 18, 2009 of its acceptance of the Company’s compliance plan and granted the Company an extension until December 3, 2009 to regain compliance with the continued listing standards of the Company Guide.  However, if the Company fails to make progress consistent with the compliance plan or to regain compliance with Section 1003(a)(iv) of the Company Guide by December 3, 2009, the Company’s common stock could become subject to delisting procedures. If the Company’s common stock is delisted from the NYSE Amex Exchange, it will likely be more difficult for our stockholders to sell their shares of stock, as there may be no easily accessible market to sell such shares. Consequently, the value of our common stock could decrease significantly. In addition, delisting of our common stock from the NYSE Amex exchange would likely increase the difficulties of the Company in raising additional capital or otherwise obtaining financing.

The Company did not maintain effective internal control over financial reporting as of September 30, 2009.

We do not have sufficient segregation of duties within accounting functions due to a lack of economic resources. This material weakness restricts our ability to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management and that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company plans to remediate this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company’s employees if and when the Company has the financial resources to do so. These efforts, however, may not result in an improvement to our internal controls over financial reporting. We may not be able to obtain the financial resources to implement these measures, and we cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

10.1
Contract for the Purchase and Sale of Real and Personal Property by and between Xethanol BioFuels, LLC and Fiberight, LLC, dated August 31, 2009 [Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K dated August 31, 2009 and filed with the SEC on November 3, 2009.]

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

GLOBAL ENERGY HOLDINGS GROUP, INC.

Date: November 23, 2009	By:	/s/ Jimmy L. Bobo
Jimmy L. Bobo Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2009	By:	/s/ Steven Paulik
Steven Paulik Interim Chief Financial Officer (Principal Financial Officer)